Form 10-Q
period 1998-06-30
CAPROCK COMMUNICATIONS CORP
filed 1998-08-14
CIK 1063880

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                        -----------------------------

                                  FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
       Act of 1934
     For the Quarterly Period Ended June 30, 1998

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from __________ to __________

                        Commission File Number  0-24581


                         CAPROCK COMMUNICATIONS CORP.
             (Exact name of registrant as specified in its charter)


                  TEXAS                                  75-2765572
     (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
     Incorporation or Organization)

           Two Galleria Tower
        13455 Noel Road, Suite 1925
               Dallas, Texas                               75240
 (Address of Principal Executive Offices)                (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (972) 982-9500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                  Yes [ ]  No [X]

COMMON STOCK, $0.01 PAR VALUE                        1,000
    (Title of Each Class)       (Number of Shares Outstanding at August 7, 1998)

                            CAPROCK COMMUNICATIONS CORP.
                                     FORM 10-Q
                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                       INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART 1.   FINANCIAL INFORMATION                                               3

Item 1.   Balance Sheet at June 30, 1998                                      3

          Notes to Balance Sheet                                              4

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           6

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          8

PART 2.   OTHER INFORMATION                                                   8

Item 6.   Exhibits and Reports on Form 8-K                                    9

          SIGNATURE PAGE                                                     11


PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         CAPROCK COMMUNICATIONS CORP.
                                BALANCE SHEET
                                JUNE 30, 1998
                                 (Unaudited)

Assets
Investment in affiliates                                                 $2,000
                                                                         ------
                                                                         ------
Stockholder's Equity:
Preferred stock; $.01 par value; 20,000,000 authorized, none issued      $    -
Common stock; $.01 par value; 200,000,000 authorized;
    1,000 issued and outstanding                                             10
Additional paid-in capital                                                1,990
                                                                         ------
    Total stockholder's equity                                           $2,000
                                                                         ------
                                                                         ------

See accompanying Notes to Balance Sheet

                          CAPROCK COMMUNICATIONS CORP.

                             Notes to Balance Sheet


(1)  BASIS OF PRESENTATION

     The accompanying balance sheet, which should be read in conjunction with the balance sheet and footnotes of CapRock Communications Corp. ("CapRock" or the "Company") as of March 31, 1998, which were included in the Registration Statement (SEC Registration No. 333-57365) filed on Form S-4 by CapRock in July 1998, are unaudited, but have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.

     CapRock was incorporated as a Texas corporation on February 3, 1998, to serve as a holding company for the operations of CapRock Telecommunications Corp. ("Telecommunications"), CapRock Fiber Network Ltd. ("Partnership") and IWL Communications, Incorporated ("IWL") after completion of their business combination (note 2) in conformance with the provisions of their Agreement and Plan of Merger dated February 16, 1998.

     Effective February 3, 1998, IWL purchased 1,000 shares of the common stock of the Company for an aggregate purchase price of $2,000, for the purpose of completing the organization of the Company. On June 2, 1998, the Company committed to purchase (i) from IWL Acquisition Corp., a Texas corporation, 1,000 shares of the common stock, par value $.01 per share of IWL Acquisition Corp. for an aggregate purchase price of $1,000 and (ii) from CapRock Acquisition Corp., a Delaware corporation, 1,000 shares of the common stock, par value $.01 per share of CapRock Acquisition Corp., for an aggregate purchase price of $1,000.

     The Company's original stock issuance consisted of 1,000 shares of $.01 par value common stock. The amount of shares authorized were 100,000,000. On June 18, 1998, the Company amended the Articles of Incorporation to adjust the number of authorized shares from 100,000,000 to 200,000,000 shares. On June 3,1998, IWL funded the initial capital contribution of $2,000.

     The accompanying balance sheet presents the financial position of the Company as of June 30, 1998. The Company has not commenced operations and does not have any contingent liabilities or commitments, other than its commitments to enter into the transactions related to the business combination described above (and in note 2) and the contingent liabilities in connection with the senior note offering (note 3).

(2)  BUSINESS COMBINATION

     On February 16,1998, the Company entered into a definitive agreement to combine through mergers and an interest exchange (the "Combination") with Telecommunications, IWL and the Partnership. The Combination is subject to, among other matters, approval by the shareholders of the IWL and Telecommunications and the partners of the Partnership. The transaction is expected to be accounted for as a "pooling of interests" and qualify as a tax-free exchange of shares and partnership interests.

(3)  SUBSEQUENT EVENT

     In July 1998, CapRock, Telecommunications and the Partnership (with
     IWL as guarantor) issued, through a private placement under Rule 144A under the Securities Act of 1933, as amended, $150 million aggregate principal amount of their 12% Senior Notes due 2008 (the "Notes"), which closed on July 16, 1998. Interest on the Notes will be payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 1999, at the rate of 12% per annum. The net proceeds from the offering were initially placed in a segregated escrow account and will be released only in accordance with the provisions of an escrow agreement. Upon consummation of the Combination, (i) the proceeds in such escrow account will be released to CapRock, (ii) Telecommunications and the Partnership will no longer be co-obligors under the Notes, and (iii) IWL will be released from its obligations in connection with the special offer to purchase. If the Combination is not consummated by August 31, 1998, CapRock, Telecommunications, and the Partnership will be required to offer to purchase the Notes (the "Special

     Offer to Purchase") at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of such repurchase. To the extent the amounts held in the escrow account are insufficient to repurchase all tendered Notes, each of CapRock, Telecommunications, the Partnership, and IWL (as guarantor) shall be jointly and severally liable to fund any such deficiency (with an estimated contingent liability of not more than approximately $7.0 million). There can be no assurance that CapRock, Telecommunications, the Partnership and IWL will have sufficient funds available at the time of such offer to purchase to repay all Notes tendered.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the balance sheet and footnotes of CapRock as of March 31, 1998, which were included in the Registration Statement filed on Form S-4 by CapRock in July 1998. The Company believes that all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below to present fairly the following quarterly information. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end.

Forward Looking Information

     Certain information contained herein contains forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) regarding future events or the future financial performance of the Company, and are subject to a number of risks and other factors which could cause the actual results of the Company to differ materially from those contained in and anticipated by the forward-looking statements. Among such factors are: the completion of the Combination, industry concentration and the Company's dependence on major customers, competition, risks associated with international operations and entry into new markets, government regulation, variability in operating results, general business and economic conditions, customer acceptance of any demand for the Company's new products, the Company's overall ability to design, test, and introduce new products on a timely basis, reliance on third parties and other telecommunication carriers, the Company's ability to manage change, dependence on key personnel, dependence on information systems and changes in technology, and possible service interruptions. The forward-looking statements contained herein are necessarily dependent upon assumptions, estimates and data that may be incorrect or imprecise. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements contained herein include, but are not limited to, forecasts, projections and statements relating to inflation, future acquisitions and anticipated capital expenditures. All forecasts and projections in this report are based on management's current expectations of the Company's near term results, based on current information available pertaining to the Company, including the aforementioned risk factors. Actual results could differ materially.

Overview

     CapRock was formed on February 3, 1998 to combine the businesses of Telecommunications, the Partnership and IWL. Telecommunications and the Partnership are facilities-based providers of telecommunications services to carriers and to small and medium-sized businesses in Texas. IWL is a provider of advanced communications solutions, primarily to customers with oil and gas exploration operations in the Gulf of Mexico and the North Sea and remote, difficult access regions of the world. CapRock believes that the Combination will enable it to accelerate the implementation of its business plan and to achieve it business objectives by enhancing its revenue opportunities, creating greater operational depth, providing the opportunity to cross-sell its products, enabling it to capitalize on international opportunities and reducing its capital expenditures.

Results of Operations

     The Company has not commenced operations as of June 30, 1998.

Liquidity and Capital Resources

     Upon completion of the Combination, CapRock expects to require significant financing for capital expenditure and working capital requirements. CapRock currently estimates that its aggregate capital requirements will total approximately $50 million in the second half of 1998 and approximately $140 million in 1999. CapRock expects to make substantial capital expenditures thereafter. Capital expenditures will be required to:
(i) fund the construction and operation of its fiber optic network; (ii) fund the installation of voice and data switches, and (iii) open sales offices and add sales support and customer service personnel in markets throughout Texas and the Gulf Coast region.

     In July 1998, CapRock, Telecommunications and the Partnership (with the IWL as guarantor) issued through a private placement under Rule 144A under the Securities Act of 1933, as amended, $150 million aggregate principal amount of their Notes, which closed on July 16, 1998. Interest on the Notes will be payable semiannually in arrears on January 15 and July 15 of each year, commencing on January 15, 1999, at the rate of 12% per annum. The net proceeds from the offering were initially placed in a segregated escrow account and will be released only in accordance with the provisions of an escrow agreement. Upon consummation of the Combination, (i) the proceeds in such escrow account will be released to CapRock, (ii) Telecommunications and the Partnership will no longer be co-obligors under the Notes, and (iii) IWL will be released from its obligations in connection with the special offer to purchase. If the Combination is not consummated by August 31, 1998, CapRock, Telecommunications, and the Partnership will be required to offer to purchase the Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of such repurchase. To the extent the amounts held in the escrow account are insufficient to repurchase all tendered Notes, each of CapRock, Telecommunications, the Partnership, and IWL (as guarantor) shall be jointly and severally liable to fund any such deficiency (with an estimated contingent liability of not more than approximately $7.0 million). There can be no assurance that CapRock, Telecommunications, the Partnership and IWL will have sufficient funds available at the time of such offer to purchase to repay all Notes tendered.

     In the event the Combination is consummated by August 31, 1998, Telecommunications and the Partnership will be released from their obligations under the Notes (and IWL will be released from it obligations under such offer to purchase), and CapRock will be the sole obligor thereunder.

     Upon completion of the Combination, CapRock may require additional capital in the future, or sooner than currently anticipated, for new business activities related to its current and planned businesses, or in the event it decides to make additional acquisitions or enter into joint venture and strategic alliances. Sources of additional capital may include cash flow from operations and public and private equity and debt financings. There can be no assurance, however, that CapRock will be successful in producing sufficient cash flow or raising sufficient debt or equity capital to meet its strategic business objectives or that such funds, if available, will be available on a timely basis and on terms that are acceptable to CapRock and within limitations contained in CapRock's financing arrangements. Failure to generate or raise sufficient funds may require CapRock to delay or abandon some or all of its future expansion plans or expenditures, which could have a material adverse effect on CapRock's financial condition, results of operations and cash flow.

Credit Facility

     CapRock is currently negotiating with a lender to obtain a senior credit facility in the amount of $25 million and which CapRock expects will become available upon consummation of the Combination with IWL. The credit facility will replace existing credit agreements and facilities with Telecommunications, the Partnership and IWL. The final terms and conditions of the credit facility will depend on negotiation of definitive documentation for the credit facility. There can be no assurance, however, as to when or if CapRock will enter into the credit facility or as to the amount or terms of the credit facility.

New Accounting Pronouncements

     In June 1997, the FASB issued SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 establishes standards for the manner in which business enterprises are to report information about operating statements in its annual statements and requires those enterprises to report selected information regarding operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS 131 will not have an impact on the Company's results of operation, financial position or cash flows and any effect will be limited to the presentation of its disclosures.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity" ("SFAS 133") which requires that all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The adoption of SFAS 133 will not have an impact on the Company's results of operations, financial position or cash flow.

Contingencies

     The Company is not currently a party to any litigation.

Year 2000

     As the year 2000 approaches, the Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 computer software failures. The Company is addressing this issue to ensure the availability and integrity of its financial systems and the reliability of its operational systems. The Company has established processes for evaluating and managing the risks and costs associated with this problem. The Company has and will continue to make certain investments in its software systems and applications to ensure the Company is year 2000 compliant. The financial impact to the Company has not yet been fully determined, however such impact is not anticipated to have a material adverse effect on the financial condition, results of operations or cash flow of the Company.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.


PART II.  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

      2.1   First Amendment to Agreement and Plan of Merger and Plan of
            Exchange, dated as of April 30, 1998, by and among the Company, CapRock, Telecommunications, the Partnership, IWL Acquisition
            Corp., and CapRock Acquisition Corp. (collectively, the "Parties").
            (Incorporated by reference to Exhibit 2.2 to the Registration
            Statement on Form S-4, as amended, first filed by the Company with the SEC on June 22, 1998) (SEC Registration No. 333-57365) (the
            "Form S-4").

      2.2   Second Amendment to Agreement and Plan of Merger and Plan of
            Exchange, dated as of June 20, 1998, by and among the Parties
            (incorporated by reference to Exhibit 2.3 to the Form S-4).

      3.1   Amended and Restated Articles of Incorporation of the Company
            (incorporated by reference to Exhibit 3.1 to the Form S-4).

      3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Form S-4).

      4.1   Specimen certificate for the Common Stock of the Company
            (incorporated by reference to Exhibit 4.3 to the Form S-4).

    +27.1   Financial Data Schedule of CapRock.

    +99.1 Form of Form 10-Q of CapRock Telecommunications Corp. filed pursuant to that certain Indenture (the "Indenture") dated July 16, 1998 by and among the Company, CapRock Telecommunications Corp.
            ("Telecommunications"), CapRock Fiber Network, Ltd. (the
            "Partnership"), IWL Communications, Incorporated and PNC Bank,
            National Association.

    +99.2 Form of Form 10-Q of CapRock Fiber Network, Ltd. filed pursuant to the Indenture.

    +99.3   Articles of Incorporation of Telecommunications, as amended.

    +99.4   Bylaws of Telecommunications, as amended.

    +99.5   Agreement and Limited Partnership of the Partnership, as amended.

     99.6 Second Amendment to Loan Agreement dated April 29, 1998 by and between the Partnership and Bank One, Texas, N.A. ("Bank One")
            (incorporated by reference to Exhibit 10.52 to the Form S-4).

     99.7   License Agreement dated July 16, 1998 by and between
            Telecommunications and RiverRock Systems, Ltd. (incorporated by reference to Exhibit 10.53 to the Form S-4).

     99.8   Eighth Amendment to Loan and Security Agreement dated as of June
            18, 1998 by and between Telecommunications and Bank One
            (incorporated by reference to Exhibit 10.56 to the Form S-4).

     99.9 Renewal and Extension Promissory Note dated as of June 18, 1998 executed by Telecommunications payable to the order of Bank One in the original principal amount of $7,000,000.00 (incorporated by reference to Exhibit 10.57 to the Form S-4.

     99.10 Intercompany Promissory Note dated as of June 18, 1998 originally executed by the Partnership payable to the order of Telecommunications in the principal amount of $2,500,000.00 and endorsed by Telecommunications in favor of Bank One (incorporated by reference to Exhibit 10.58 to the Form S-4).


     99.11 Third Amendment to Loan Agreement dated as of June 18, 1998 by and between the Partnership and Bank One (incorporated by reference to Exhibit 10.60 to the Form S-4).

    +99.12  Computation of Earnings per share for Telecommications.

    +99.13  Form of Financial Data Schedule of Telecommunications.

    +99.14  Form of Financial Data Schedule of the Partnership.

(b)  Reports on Form 8-K

     None.


----------------------
+ Filed herewith.

                            CAPROCK COMMUNICATIONS CORP.


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CAPROCK COMMUNICATIONS CORP.


Date: August 13, 1998              By:  /s/ Kevin W. McAleer
                                        ---------------------------------------
                                        Kevin W. McAleer
                                        Chief Financial Officer (Duly Authorized
                                        Officer and Principal Financial and
                                        Accounting Officer)