Form 10-Q
period 1998-09-30
CAPROCK COMMUNICATIONS CORP
filed 1998-11-13
CIK 1063880

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                        -----------------------------

                                  FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
       Act of 1934
     For the Quarterly Period Ended September 30, 1998

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
                                                  Yes [X]  No [ ]

COMMON STOCK, $0.01 PAR VALUE                       28,933,168
 (Title of Each Class)       (Number of Shares Outstanding at October 31, 1998)

                            CAPROCK COMMUNICATIONS CORP.
                                     FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                       INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART 1.   FINANCIAL INFORMATION                                              3

Item 1.   Financial Statements:                                              3

          Consolidated Balance Sheets at September 30, 1998 and
          December 31, 1997                                                  3

          Consolidated Statements of Operations for the Nine Months
          and Three Months Ended September 30, 1997 and 1998                 4

          Consolidated Statements of Cash Flows for the Nine Months
          Ended September 30, 1997 and 1998                                  5

          Notes to Consolidated Financial Statements                         6


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        23

PART 2.   OTHER INFORMATION                                                 23

Item 1.   Legal Proceedings                                                 23

Item 4.   Submission of Matters to a Vote of Security Holders               23

Item 6.   Exhibits and Reports on Form 8-K                                  24

          SIGNATURE PAGE                                                    25


PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS


                                                              December 31,   September 30,
                                                                  1997            1998
                                                              ------------   -------------
                           ASSETS                                             (unaudited)

Current  assets:
   Cash and cash equivalents                                  $   3,520,017  $   8,508,285
   Marketable securities                                                  -    107,292,200
   Accounts receivable and unbilled services, less
      allowance for doubtful accounts of $1,781,355
      and $662,641 at December 31, 1997 and September
      30, 1998, respectively                                     15,143,525     20,730,379
   Income tax receivable                                                  -      1,784,265
   Costs and estimated earnings in excess of billings                     -      2,085,561
   Inventory                                                      1,022,927      1,569,330
   Prepaid expenses and other                                     1,022,319      1,565,243
   Deferred income taxes                                            731,845          7,129
                                                               -------------  -------------
      Total current assets                                       21,440,633    143,542,392
Property, plant and equipment, net                               27,340,599     47,359,515
Other assets                                                        608,219      2,784,319
                                                               -------------  -------------
      Total assets                                            $  49,389,451  $ 193,686,226
                                                               -------------  -------------
                                                               -------------  -------------

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Current portion of long-term debt                          $   8,116,424  $     742,760
   Accounts payable and accrued expenses                         11,587,951     27,566,532
   Accrued commitment and guarantor fees                            406,010              -
   Customer deposits                                                171,972         35,566
   Current installments of obligations under capital leases         239,672        430,123
   Billings in excess of costs and earnings                          92,022              -
   Income taxes payable                                             589,514              -
   Unearned revenue                                                 542,441        577,050
                                                               -------------  -------------
      Total current liabilities                                  21,746,006     29,352,031

Long-term debt, excluding current portion                        12,338,341              -
Senior notes, net of unamortized debt issuance costs                      -    145,632,297
Deferred income taxes                                               851,307      1,650,631
Obligations under capital lease, excluding current
   installments                                                     367,493              -
                                                               -------------  -------------
      Total liabilities                                          35,303,147    176,634,959

Stockholders' equity:
   Preferred stock, $.01 par value; 20,000,000 shares
      authorized; none issued                                             -              -
   Common stock, $.01 par value; 200,000,000 shares
      authorized; issued and outstanding, 28,677,743
      and 28,920,038 shares at December 31, 1997 and
      September 30, 1998, respectively                              286,777        289,200
   Additional paid-in capital                                     8,810,627     10,481,499
   Retained earnings                                              5,385,144      6,607,962
   Currency translation adjustments                                       -         19,506
   Unearned compensation                                           (396,244)      (333,676)
   Treasury stock, at cost                                                -        (13,224)
                                                               -------------  -------------
      Total stockholders' equity                                 14,086,304     17,051,267
                                                               -------------  -------------
      Total liabilities and stockholders' equity              $  49,389,451  $ 193,686,226
                                                               -------------  -------------
                                                               -------------  -------------

         See accompanying notes to consolidated financial statements

                CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (unaudited)


                                                                     Nine Months Ended            Three Months Ended
                                                                       September 30,                  September 30,
                                                             ----------------------------- -----------------------------
                                                                    1997           1998           1997           1998
                                                             -------------- -------------- -------------- --------------
Revenues:
   Carriers' carrier                                         $   30,184,831 $   50,125,291 $   11,282,177 $   21,683,842
   Integrated communications services                             5,544,865     13,476,547      2,767,045      5,351,997
   Systems services                                              16,034,257     23,102,542      4,989,357      8,248,493
   Product resales                                                2,945,563              -              -              -
                                                               -------------  -------------  -------------  -------------
Total revenues                                                   54,709,516     86,704,380     19,038,579     35,284,332
Cost of  services                                                36,425,547     60,011,068     12,929,591     25,975,705
Cost of product resales                                           2,347,060              -              -              -
                                                               -------------  -------------  -------------  -------------
Gross profit                                                     15,936,909     26,693,312      6,108,988      9,308,627

Operating expenses:
   Selling, general and administrative                            9,912,166     14,891,568      3,459,392      5,331,889
   Merger related expenses                                                -      2,312,973              -      2,312,973
   Depreciation and amortization                                  2,250,193      3,582,345        830,883      1,331,977
                                                               -------------  -------------  -------------  -------------
Total operating expenses                                         12,162,359     20,786,886      4,290,275      8,976,839
                                                               -------------  -------------  -------------  -------------
Operating income                                                  3,774,550      5,906,426      1,818,713        331,788
Interest expense                                                 (1,314,564)    (5,087,815)      (473,477)    (4,159,090)
Interest income                                                      72,505      1,583,850         69,895      1,574,501
Other income                                                        222,111        145,076        112,152         40,152
                                                               -------------  -------------  -------------  -------------
Income (loss) before income taxes                                 2,754,602      2,547,537      1,527,283     (2,212,649)
Income tax expense (benefit)                                        949,229      1,324,719        557,783       (562,599)
                                                               -------------  -------------  -------------  -------------
Net income (loss)                                            $    1,805,373 $    1,222,818 $      969,500 $   (1,650,050)
                                                               -------------  -------------  -------------  -------------
                                                               -------------  -------------  -------------  -------------

Earnings (loss) per common share:
   Basic                                                     $         0.07 $         0.04 $         0.03 $        (0.06)
   Diluted                                                   $         0.06 $         0.04 $         0.03 $        (0.06)

Weighted average shares outstanding:
   Basic                                                         27,658,262     28,885,288     28,677,743     28,914,167
   Diluted                                                       28,106,387     29,425,872     29,156,978     28,914,167


         See accompanying notes to consolidated financial statements

                     CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                                    Nine Months Ended
                                                                       September 30,
                                                              ----------------------------
                                                                    1997           1998
                                                             -------------- --------------

Cash flows from operating activities:
   Net income                                                $    1,805,373 $    1,222,818
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                            2,250,193      3,582,345
         Amortization of discount on notes payable                    7,339           -
         Gain on sale of assets                                    (141,694)       (49,413)
         Deferred income taxes                                      711,168      1,524,040
         Equity earnings of unconsolidated joint venture            (80,445)      (132,350)
         Compensation expense related to stock
            option grants                                               -           62,568
         Amortization of debt issuance costs, included in
            interest expense                                            -           91,759
         Allowance for doubtful accounts                            820,977        615,498
         Changes in operating assets and liabilities:
            Accounts receivable and unbilled services            (5,076,311)    (6,202,351)
            Inventory                                             1,632,617       (546,404)
            Costs and estimated earnings in excess of billings      (98,914)    (2,085,561)
            Prepaid expenses and other                             (548,163)      (950,467)
            Accounts payable and accrued liabilities              2,293,024     15,436,165
            Billings in excess of costs and estimated earnings       35,605        (92,022)
            Income taxes payable                                    (70,622)    (2,373,779)
            Unearned revenue                                       (145,108)        34,609
                                                               -------------  -------------
               Net cash provided by operating activities          3,395,039     10,137,455

Cash flows from investing activities:
   Purchases of property and equipment                          (10,164,940)   (23,304,225)
   Purchase of marketable securities                                    -     (107,292,200)
   Proceeds from disposal of property and equipment                 105,067        303,805
   Investment in unconsolidated subsidiary                          428,374            -
   Purchase of ICEL                                                     -         (609,822)
                                                               -------------  -------------
               Net cash used in investing activities             (9,631,499)  (130,902,442)

Cash flows from financing activities:
   Proceeds from issuance of long-term debt                       7,958,187            -
   Proceeds from issuance of senior notes, net of debt issuance         -      145,540,538
   Principal payments on notes payable                           (2,581,419)   (18,559,677)
   Proceeds from line of credit                                  28,071,076     44,717,209
   Principal payments on line of credit                         (28,845,671)   (45,869,537)
   Net change in bank overdraft                                    (957,497)           -
   Purchase of treasury stock                                           -          (13,224)
   Proceeds from issuace of common stock                          7,299,375         95,482
   Principal payments under capital lease obligations              (157,117)      (177,042)
                                                               -------------  -------------
               Net cash provided by financing activities         10,786,934    125,733,749
Effect of exchange rate on cash and cash equivalents                    -           19,506
                                                               -------------  -------------
Net increase in cash and cash equivalents                         4,550,474      4,988,268
Cash and cash equivalents at beginning of period                    306,897      3,520,017
                                                               -------------  -------------
Cash and cash equivalents at end of period                   $    4,857,371 $    8,508,285
                                                               -------------  -------------
                                                               -------------  -------------
Supplemental disclosure of cash flow information:
   Cash paid for interest                                    $    1,285,629 $      895,539
                                                               -------------  -------------
                                                               -------------  -------------
   Cash paid for income taxes                                $      164,000 $    1,861,656
                                                               -------------  -------------
                                                               -------------  -------------

              See accompanying notes to consolidated financial statements

                    CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  BASIS OF PRESENTATION AND NATURE OF BUSINESS

          The consolidated financial statements include CapRock Communications Corp. ("CapRock" or the "Company") and its majority owned subsidiaries. The Company was formed on February 3, 1998, to serve as a holding company for the operations of CapRock Telecommunications Corp., a Texas corporation ("Telecommunications"), CapRock Fiber Network Ltd., a Texas limited partnership ("Partnership"), and IWL Communications, Inc., a Texas corporation ("IWL"), and its wholly owned subsidiaries upon the consummation of the business combination of those companies (the "Combination"). All significant inter-company transactions are eliminated in consolidation. The equity method is used to account for unconsolidated investments in companies in which the Company exercises significant influences over operating and financial policies, but does not have a controlling interest. On August 26, 1998, pursuant to the Agreement and Plan of Merger and Plan of Exchange dated February 16, 1998, as amended (the "Merger Agreement"), among the Company, Telecommunications, the Partnership, IWL and certain other parties, the Company completed the Combination (note 2).

          The Company is a regional facilities-based integrated communications provider offering local, long distance, Internet, data and private line services to small and medium-sized businesses. The Company also provides switched and dedicated access, regional and international long distance, private lines and dark fiber to carrier customers. The Company is in process of building a 5,500 mile advanced fiber network throughout Texas, Louisiana, Oklahoma, Arkansas and New Mexico, which it expects to be completed by the end of the year 2000.

          The accompanying consolidated financial statements, which should be read in conjunction with the supplemental consolidated financial statements and footnotes included in the Company's Registration Statement on Form S-4 (Registration No. 64699), first filed with the Securities and Exchange Commission (the "SEC") on September 29, 1998 (the "Exchange Offer Registration Statement"), have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1998.

     (b)  CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS AVAILABLE FOR SALE

          The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company is restricted to invest the proceeds from the 12% Senior Notes (note 5) in accordance with the terms of the indenture agreement.

          Marketable securities consist of U.S government and other securities with original maturities beyond three months. Marketable securities are stated at cost and are adjusted for discount accretion and premium amortization, which approximates fair value. The securities in the portfolio consist of money market instruments, commercial paper and government obligations, all of which are considered to be available for sale and have maturities of one year or less. The Company's short-term investment objectives are safety, liquidity and yield.

2)   BUSINESS COMBINATION

     On August 26, 1998, the Company completed the Combination pursuant to the Merger Agreement. Accordingly, the Consolidated Balance Sheets as of December 31, 1997 and as of September 30, 1998 (unaudited) and the Consolidated Statements of Operations and Cash Flows for the nine months ended September 30, 1997 and 1998 (unaudited) include Telecommunications, Partnership and IWL as though these entities had always been a part of CapRock.

     In the Combination, Telecommunications merged with a subsidiary of the Company, with Telecommunications surviving the merger as a wholly owned subsidiary of the Company, and IWL merged with another subsidiary of the Company, with IWL also surviving the merger as a wholly owned subsidiary of the Company. All previously outstanding shares of IWL common stock ceased to exist and each such share was converted into and became exchangeable for one share of CapRock common stock, and all previously outstanding shares of Telecommunications common stock ceased to exist, and each such share was converted into and became exchangeable for
     1.789030878 shares of CapRock common stock. In addition, in the Combination each one percent (1%) of the Partnership interests issued and outstanding was exchanged for 63,194.54 shares of CapRock common stock, with the result that Telecommunications became the successor general partner of the Partnership and the Company became the successor
     limited partner of the Partnership.   The Company issued 28,911,231
     common shares in exchange for the outstanding common shares of Telecommunications and IWL and the outstanding partnership interests in the Partnership. Additionally, outstanding employee stock options and warrants of IWL and Telecommunications were converted at the above exchange ratios into options to purchase 828,385 shares of CapRock common stock. The Combination constituted a tax-free reorganization and was accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16.

     In May 1998, IWL changed its fiscal year end to coincide with the fiscal
     years of CapRock, Telecommunications and the Partnership.   The
     Consolidated Statement of Operations for the for the nine months ended September 30, 1997 and 1998 combine the operating activity for all three entities for these periods.

     The transactions between Telecommunications, IWL and the Partnership have been eliminated for all respective periods presented. Certain reclassifications were made to IWL's financial statements to conform to CapRock's presentations.

     The results of operations for the separate companies and the combined amounts presented in the Consolidated Financial Statements for periods prior to the Combination follow:


                                       Nine Months               Three Months       Six Months
                                          Ended                     Ended              Ended
                                    September 30, 1997        September 30, 1997    June 30, 1998
                                    ------------------        ------------------    -------------

        Net sales:
           Telecommunications       $     33,282,788          $     13,154,362      $ 32,223,086
           Partnership                     1,376,363                   531,350         2,551,337
           IWL                            20,050,365                 5,352,867        16,645,625
                                          ----------                 ---------      ------------
        Combined                    $     54,709,516          $     19,038,579      $ 51,420,048
                                          ----------                 ---------      ------------
                                          ----------                 ---------      ------------
        Net income
           Telecommunications       $      1,167,600          $        738,885      $  1,785,274
           Partnership                         3,865                    25,349           870,304
           IWL                               633,908                   205,266           217,290
                                          ----------                 ---------      ------------
        Combined                    $      1,805,373          $        969,500      $  2,872,868
                                          ----------                 ---------      ------------
                                          ----------                 ---------      ------------

   The Company recorded $2.3 million to operating expenses in the third quarter of 1998 related to direct and other merger related costs.

3) EARNINGS PER SHARE

   In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (FAS 128), "Earnings Per Share". Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.


-------------------------------------------------------------------------------
                                       Nine Months Ended     Three Months Ended
                                           September 30,         September 30,
-------------------------------------------------------------------------------
                                       1997      1998         1997      1998
-------------------------------------------------------------------------------
                                       (In thousands, except per share data)
Numerator:
-------------------------------------------------------------------------------
Net income (loss)                   $ 1,805   $ 1,223     $   970     $(1,650)
-------------------------------------------------------------------------------
Denominator:
-------------------------------------------------------------------------------
Denominator for basic earnings
  (loss) per share-weighted-
  average shares outstanding         27,658    28,885      28,678      28,914
-------------------------------------------------------------------------------
Effect of dilutive securities:
-------------------------------------------------------------------------------
Employee stock options                  448       541         479          --
-------------------------------------------------------------------------------
Denominator for diluted earnings
  (loss) per share                   28,106    29,426      29,157      28,914
-------------------------------------------------------------------------------
Basic earnings (loss) per share        0.07      0.04        0.03       (0.06)
-------------------------------------------------------------------------------
Diluted earnings (loss) per share      0.06      0.04        0.03       (0.06)
-------------------------------------------------------------------------------

4)   STATEMENT OF OPERATIONS RECLASSIFICATIONS

     The Company has reclassified the revenue categories in the third quarter ended September 30, 1998 in order to more closely align the revenue categories with management, shareholder and the investment community expectations and to present the results of operations in the most meaningful manner. Certain other reclassifications were made to the Statement of Operations in order to conform to the 1998 presentation. The revenue categories are as follows:

     CARRIERS' CARRIER:

     Carriers' carrier revenue includes all carrier revenues generated from the sale of domestic and international switched services, from the sale of T-1 and DS-3 broadband capacity and from the sale and lease of dark fiber. The revenue generated from the international switched services are minutes of long distance traffic terminating in foreign countries, but generated by domestic U.S based long distance carriers. Such revenues are recognized when the services are provided. The cost of revenues associated with these services is based primarily on the direct costs associated with owned and leased transmission capacity and the cost of transmitting and terminating traffic on other carriers' facilities. Commissions paid to acquire customer call traffic are expensed in the period when associated call revenues are recognized.

     The Company accounts for long-term construction contracts relating to the development of telecommunications networks for customers using the percentage-of-completion method, which would include the sale of fiber usage rights through indefeasible right to use contracts ("IRU") and the related construction services associated with building the fiber network specified in the IRU. Progress under the percentage-of-completion is measured based upon costs incurred to date compared with total estimated
     construction costs.   Customers are billed based upon contractual
     milestones.

     INTEGRATED COMMUNICATIONS SERVICES:

     Integrated communications services revenue includes all revenues generated from the sale of telecommunications products to business and residential customers. These products include local, long distance, Internet, data and private line services. The Company records revenues for these telecommunications services at the time of customer usage. The cost of revenues associated with services is based primarily on the direct costs associated with owned and leased transmission capacity and the cost of transmitting and terminating traffic on other carriers' facilities. The cost of revenues for local services also includes payments to local exchange carriers and interexchange carriers for access and transport charges. Commissions paid to acquire customer call traffic are expensed in the period when associated call revenues are recognized.

     SYSTEMS SERVICES:

     Systems services revenue includes revenues generated from the design, installation, leasing and sale of voice and data systems and products, primarily to companies in the oil and gas industry. The revenues associated with the leasing and sale of voice and data systems products are
     recorded as the services are provided.   The revenue associated with the
     design and installation of voice and data systems products primarily relates to communication system contracts involving the engineering and integration of telecommunications systems and sales, service and maintenance of telecommunications equipment. These contracts are typically fixed price and such revenue is recognized based upon the percentage-of-completion method, primarily based upon contract costs incurred to date compared with total estimated contract costs.

     PRODUCT RESALES:

     In 1997, the Company provided services to a subsidiary of Shell, which included the resale of a significant amount of Alcatel products. The Company sold $2.9 million to the Shell subsidiary during the nine months ended September 30, 1997, relating to Alcatel products and other equipment and hardware. Although profitable, the sale of Alcatel products to the Shell subsidiary reduced the Company's gross margins in these periods. The Shell project was substantially completed in May 1997 and, therefore, is not expected to contribute in a material manner to the Company's total sales in future periods.

5)   PROCEEDS FROM SENIOR NOTES

     In July 1998, the Company issued, through a private placement under the Securities Act of 1933, as amended (the "Securities Act"), $150 million aggregate principal amount of its 12% senior notes due July 15, 2008 (the "Senior Notes"), which closed on July 16, 1998. Interest on the Senior Notes will be payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 1999, at the rate of 12% per annum. The net proceeds from the offering of the Senior Notes were used to repay all existing debt obligations of Telecommunications, the Partnership and IWL (with the exception of one note bearing interest at 6.75% and an outstanding balance of $743,000 at September 30, 1998 and a capital lease obligation with a balance of $430,000 at September 30,
     1998), which were repaid on or before August 31, 1998. The proceeds used for debt payoffs totaled $26.8 million. The remaining proceeds, net of transaction expenses, will be used to fund additional capital expenditures for the construction of the Company's fiber optic network, switching equipment and other capital expenditures and to expand its sales offices, for potential acquisitions and for general working capital purposes. The funds will be invested in high-grade liquid securities classified as available for sale. The Company filed the Exchange Offer Registration Statement in September 1998 with the SEC for the registration of $150 million of principal amount of its Senior Notes due July 15, 2008 (the "Exchange Notes") to be offered in exchange for the Senior Notes (the "Exchange Offer"). The Exchange Offer Registration Statement was declared effective by the SEC on October 13, 1998 and the Exchange Offer was commenced. The Exchange Offer expires on November 13, 1998, unless
     extended.   The terms of the Exchange Notes will be identical in all
     material respects to the terms of the Senior Notes except that the Exchange Notes have been registered under the Securities Act.

     The indenture (the "Indenture") governing the issuance of the Senior Notes contains certain restrictive operating and financial covenants including, among other things, covenants with respect to the following matters: (i) limitation on additional indebtedness, (ii) limitation on restricted payments, (iii) limitation on dividends and other payment restrictions affecting restricted subsidiaries, (iv) limitation on issuances and sales of capital stock of restricted subsidiaries, (v) limitation on issuances of guarantees by restricted subsidiaries, (vi) limitation on transactions with stockholders and affiliates, (vii) limitation on liens, (viii) limitation on any sale lease-back transactions, (ix) limitation on asset sales, and (x) periodic reports. All of the covenants are subject to a number of important qualifications and exceptions. These covenants may adversely affect the Company's ability to finance its future operations or capital needs or to engage in other business activities that may be in the best interests of the Company.

(6)  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, including assets acquired under capital leases of $1,732,000 as of December 31, 1997 and September 30, 1998, is comprised of the following:


                                                                 SEPTEMBER 30,
                                      USEFUL     DECEMBER 31,         1998
                                       LIVES         1997        -------------
                                    ----------   ------------     (UNAUDITED)
 Land                                   --      $    51,289      $   162,853

 Buildings                             20-31        982,484          926,570
 Leasehold improvements             Lease Term      330,468          809,004
 Office equipment, furniture and
      other                             5-7       4,264,606        8,357,234
 Telecommunications network            5-20      13,501,993       18,906,518
 Equipment for rent/lease              7-10      12,003,374       15,976,235
 Construction in progress               --        4,373,499       13,466,583
                                                 ----------       ----------
      Total property, plant and
           equipment                             35,507,713       58,604,997

 Less accumulated depreciation,
      including amounts applicable
      to assets acquired under
      capital leases of $721,667
      and $907,238 as of December
      31, 1997, and September 30,
      1998, respectively                          8,167,114       11,245,482
                                                 ----------       ----------

      Net property, plant and equipment         $27,340,599      $47,359,515
                                                 ----------       ----------
                                                 ----------       ----------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO OF CAPROCK CONTAINED IN THE EXCHANGE OFFER REGISTRATION STATEMENT. THE COMPANY BELIEVES THAT ALL NECESSARY ADJUSTMENTS (CONSISTING ONLY OF NORMAL RECURRING ADJUSTMENTS) HAVE BEEN INCLUDED IN THE AMOUNTS STATED BELOW TO PRESENT FAIRLY THE FOLLOWING QUARTERLY INFORMATION. ACCOUNTING MEASUREMENTS AT INTERIM DATES INHERENTLY INVOLVE GREATER RELIANCE ON ESTIMATES THAN AT YEAR-END. THE INFORMATION IS NOT NECESSARILY INDICATIVE OF FUTURE OPERATING RESULTS AND ARE NOT NECESSARILY INDICATIVE OF RESULTS OF OPERATIONS FOR A FULL YEAR.

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

OVERVIEW

COMPANY BACKGROUND. CapRock was formed on February 3, 1998 to combine the businesses of Telecommunications, the Partnership and IWL. On August 26, 1998, pursuant to the Merger Agreement, the Company completed the Combination of Telecommunications, Partnership and IWL.

In the Combination, Telecommunications merged with a subsidiary of the Company, with Telecommunications surviving the merger as a wholly owned subsidiary of the Company, and IWL merged with another subsidiary of the Company, with IWL also surviving the merger as a wholly owned subsidiary of the Company. All previously outstanding shares of IWL common stock ceased to exist and each such share was converted into and became exchangeable for one share of CapRock common stock, and all previously outstanding shares of Telecommunications common stock ceased to exist, and each such share was converted into and became exchangeable for 1.789030878 shares of CapRock common stock. In addition, in the Combination each one percent (1%) of the Partnership interests issued and outstanding was exchanged for 63,194.54 shares of CapRock common stock, with the result that Telecommunications became the successor general partner of the

Partnership and the Company became the successor limited partner of the Partnership. The Company issued 28,911,231 common shares in exchange for the outstanding common shares of Telecommunications and IWL and the outstanding partnership interests in the Partnership. Additionally, outstanding employee stock options and warrants of IWL and Telecommunications were converted at the above exchange ratios into options to purchase 828,385 shares of CapRock common stock. The Combination constituted a tax-free reorganization and was accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16.

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

REVENUE. CapRock intends to accelerate its revenue growth primarily by (i) becoming the leading integrated communications provider ("ICP") in Texas, Louisiana, Oklahoma, Arkansas and New Mexico, offering local, long distance, data and private line services to end-customers, (ii) establishing itself as the premier carriers' carrier in Texas, Louisiana, Oklahoma, Arkansas and New Mexico, providing voice, data and broadband services over the most extensive alternative fiber optic network in the such region and (iii) capitalizing on the growing opportunities to provide international long distance on international project services.

CapRock intends to roll out its ICP service offering initially by reselling incumbent local exchange carrier ("ILEC") products, and intends to migrate its customer base to its own network upon the installation of local switches. CapRock expects that gross margins will increase as traffic is migrated to CapRock's own facilities. CapRock intends to minimize customer turnover by being the single source telecommunications and data services provider to its customers, while offering a competitive mix of higher quality service and lower costs than the ILECs. To grow its customer base, CapRock intends to rapidly increase the size of its sales force and the number of its sales agents.

CapRock's carriers' carrier business currently provides domestic and international long distance terminations as well as private line and dark fiber services over its own network and the networks of other carriers. CapRock intends to build out its fiber optic network to approximately 5,500 route miles throughout Texas, Louisiana, Oklahoma, Arkansas and New Mexico by the end of the year 2000. CapRock's network will also interconnect with the networks of selected Mexican carriers at four border crossings, creating SONET (synchronous optical network) ring connections between the United States and Mexico. CapRock believes that its network build out will enable it to significantly increase its revenues derived from the provision of carrier services.

RESULTS OF OPERATIONS

The Company has reclassifed the revenue categories in the third quarter of 1998 in order to more closely align the revenue categories with management, shareholder and the investment community expectations and to present the results of operations in the most meaningful manner. The following table represents the various sources of revenue:


                                                Nine Months Ended                     Three Months Ended
                                                   September 30,                         September 30,
                                          ----------------------------           ---------------------------
                                               1997           1998                   1997           1998
                                          -------------  -------------           ------------  -------------
Revenues:
   Carriers' carrier                    $   30,184,831 $   50,125,291         $   11,282,177 $   21,683,842
   Integrated communications services        5,544,865     13,476,547              2,767,045      5,351,997
   Systems services                         16,034,257     23,102,542              4,989,357      8,248,493
                                          ----------------------------           ---------------------------
      Total service revenue                 51,763,953     86,704,380             19,038,579     35,284,332
   Product resales                           2,945,563              -                      -              -
                                          -------------  -------------           ------------  -------------
      Total revenues                    $   54,709,516 $   86,704,380         $   19,038,579 $   35,284,332
Gross margin %:
   Gross margin - service revenue                  29%            31%                    32%            26%
   Gross margin - product resales                  20%         N/A                    N/A            N/A

The following table sets forth for the periods indicated the Company's statement of operations as a percentage of its operating revenues:


                                                      Three Months Ended            Nine Months Ended
                                                         September 30,                 September 30,
                                                 ---------------------------  ----------------------------
                                                     1997            1998          1997            1998
                                                 ------------  -------------  -------------  -------------

Revenues                                                 100%           100%           100%           100%
Cost of revenues                                          68             74             71             69
                                                 ------------  -------------  -------------  -------------
Gross Profit                                              32             26             29             31
                                                 ------------  -------------  -------------  -------------
Operating costs and expenses:
   Selling, general and administrative                    18             15             18             17
   Merger related expenses                                 0              7              0              3
   Depreciation and amortization                           4              4              4              4
                                                 ------------  -------------  -------------  -------------
Total operating costs and expenses                        23             25             22             24
                                                 ------------  -------------  -------------  -------------
Income (loss) from operations                             10              1              7              7
Interest expense                                          (2)           (12)            (2)            (6)
Interest income                                            0              4              0              2
Other income (expense)                                     1              0              0              0
                                                 ------------  -------------  -------------  -------------
Income (loss) before income taxes                          8             (6)             5              3
Income taxes                                               3             (2)             2              2
                                                 ------------  -------------  -------------  -------------
Net income (loss)                                          5             (5)             3              1
                                                 ------------  -------------  -------------  -------------
                                                 ------------  -------------  -------------  -------------


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED
  SEPTEMBER 30, 1998

REVENUE. Total revenues increased $16.3 million, or 85%, from $19 million during the three months ended September 30, 1997 to $35.3 million during the three months ended September 30, 1998. The 85% increase was attributed to increases of 92% in carriers' carrier, 93% in integrated communications services and 65% in systems services revenue for the comparable periods.

Carriers' carrier revenue increased $10.4 million from $11.3 million during the three months ended September 30, 1997 to $21.7 million during the three months ended September 30, 1998. The 92% increase resulted primarily from the rapid growth in domestic and international switched services sold to other carriers.

Integrated communications services revenue increased $2.6 million from $2.8 million during the three months ended September 30, 1997 to $5.4 million during the three months ended September 30, 1998. The 93% increase is attributed to growth in the number of business and residential customers and local services.

Systems services revenue increased $3.3 million from $4.9 million during the three months ended September 30, 1997 to $8.2 million during the three months ended September 30, 1998. The 65% increase is attributed to growth associated with the leasing and sale of voice and data systems products and projects involving the engineering and integration of telecommunications systems and sales, service and maintenance of telecommunications equipment.

OPERATING COSTS AND EXPENSES. Principal operating costs and expenses consist of cost of revenues, selling, general and administrative ("SG&A"), and depreciation.

Total operating costs and expenses increased $17.8 million, or 103%, from $17.2 million during the three months ended September 30, 1997 to $35 million during the three months ended September 30, 1998. Cost of revenues increased $13 million, or 101%, from $13 million for the three months ended September 30, 1997 to $26 million during the three months ended September 30, 1998. The growth in cost of revenues was primarily attributable to the continued growth in switched services and network operations. The six-percentage point decrease in gross margins from 32% to 26% was primarily attributable to the mix of domestic and international revenues. The international and Mexico revenues carry a lower gross margin percent, ranging historically from 10% to 18%. Revenue attributable to international and Mexico revenues increased $9.5 million from $3.8 million for the three months ended September 30, 1997 to $13.3 million during the three months ended September 30, 1998. Gross margins may vary in the future periods as a result of these and other factors.

SG&A includes the cost of salaries, benefits, occupancy costs, commissions, sales and marketing expenses and administrative expenses. SG&A increased $1.9 million, or 54%, from $3.5 million during the three months ended September 30, 1997 to $5.3 million during the three months ended September 30, 1998. The increase resulted primarily from the expanded administrative and information activities required to support the Company's growth, recruitment of additional personnel and additional sales commission payments.

The Company recorded merger related expenses of $2.3 million during the three months ended September 30, 1998, as compared to no such costs during the corresponding period in 1997. The merger related costs relate to the Combination of Telecommunications, Partnership and IWL, which was consummated on August 26, 1998. The merger related costs consist of fees for investment bankers, attorneys, accountants, financial printing and other related charges.

Depreciation and amortization expense increased $501,000, or 60%, from $831,000 during the three months ended September 30, 1997 to $1.3 million during the three months ended September 30, 1998. This increase resulted primarily from purchases of additional equipment and other fixed assets to accommodate CapRocks' growth. CapRock expects that depreciation and amortization expense will continue to increase in subsequent periods as CapRock continues to expand its facilities.

INTEREST EXPENSE. Interest expense increased $3.7 million, or 778%, from $473,000 during the three months ended September 30, 1997 to $4.2 million during the three months ended September 30, 1998. The increase resulted from the issuance of $150 million of the Senior Notes, which closed on July 16, 1998.
See "Liquidity and Capital Resources".

INTEREST INCOME. Interest income increased $1.5 million, or 2,153%, from $70,000 during the three months ended September 30, 1997 to $1.6 million during the three months ended September 30, 1998. The increase is attributed to the interest and investment accretion associated with the marketable securities invested as a result of the proceeds from the Senior Notes. See "Liquidity and Capital Resources".

INCOME TAXES. Income tax expense decreased $1.1 million, or 201%, from $558,000 during the three months ended September 30, 1997 as compared to an income tax benefit of $563,000 during the three months ended September 30, 1998. This decrease was attributable to the impact of the net interest expense from the Senior Notes and the merger related expenses. The decrease was partially offset by the change in effective tax rate from 36% for the three months ended September 30, 1997 to a tax benefit of 25% during the three months ended September 30, 1998, primarily as a result of certain non-deductible merger related costs.

NET INCOME (LOSS). Net income decreased $2.7 million from $1 million during the three months ended September 30, 1997, as compared to a net loss of approximately $1.7 million in the 1998 as a result of the factors discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED
  SEPTEMBER 30, 1998

REVENUE. Total revenues increased $32 million, or 58%, from $54.7 million during the nine months ended September 30, 1997 to $86.7 million during the nine months ended September 30, 1998. The 58% increase was attributed to increases of 66% in carriers' carrier, 143% in integrated communications services and 44% in systems services revenue.

Carriers' carrier revenue increased $19.9 million from $30.2 million during the nine months ended September 30, 1997 to $50.1 million during the nine months ended September 30, 1998. The 66% increase resulted primarily from the rapid growth in domestic and international switched services sold to other carriers.

Integrated communications services revenue increased $8 million from $5.5 million during the nine months ended September 30, 1997 to $13.5 million during the nine months ended September 30, 1998. The 143% increase is attributed to growth in the number of business and residential customers and local services.

Systems services revenue increased $7.1 million from $16 million during the nine months ended September 30, 1997 to $23.1 million during the nine months ended September 30, 1998. The 44% increase is attributed to growth associated with the leasing and sale of voice and data systems products and projects involving the engineering and integration of telecommunications systems and sales, service and maintenance of telecommunications equipment.

Product resale revenue was $2.9 million for the nine months ended September 30, 1997 as compared to no product resales during the nine months ended September 30, 1998. The product resales to a single customer were substantially complete in May 1997 and such revenues are not expected to contribute in a material manner in future years.

OPERATING COSTS AND EXPENSES. Total operating costs and expenses increased $29.9 million, or 59% from $50.9 million during the nine months ended September 30, 1997 to $80.8 million during the nine months ended September 30, 1998. Cost of revenues increased $21.2 million, or 55%, from $38.8 million for the nine months ended September 30, 1997 to $60 million during the nine months ended September 30, 1998. The growth in cost of revenues was primarily attributable to the continued growth in switched services and network operations. The two-percentage point increase in gross margins from 29% to 31% resulted from, among other things, favorable pricing attributable to the higher traffic and new vendors and revenue associated with the sale of dark fiber. The increase in the gross margin percent for the nine months ended September 30, 1998 were partially offset by lower margins attributable to the mix of international and Mexico revenues, which carry a lower gross margin percent, ranging historically from 10% to 18%. Revenue attributable to international and Mexico revenues increased $13.8 million from $9.2 million for the nine months ended September 30, 1997 to $23 million during the nine months ended September 30, 1998. Gross margins may vary in the future periods as a result of these factors and other factors.

SG&A includes the cost of salaries, benefits, occupancy costs, commissions, sales and marketing expenses and administrative expenses. SG&A increased $5 million, or 50%, from $9.9 million during the nine months ended September 30, 1997 to $14.9 million during the nine months ended September 30, 1998. The increase resulted primarily from the expanded administrative and information activities required to support the Company's growth, recruitment of additional personnel and additional sales commission payments.

The Company recorded merger related expenses of $2.3 million during the nine months ended September 30, 1998, as compared to no such costs during the corresponding period in 1997. The merger related costs relate to the Combination of Telecommunications, Partnership and IWL, which was consummated on August 26, 1998. The merger related costs consist of fees for investment bankers, attorneys, accountants, financial printing and other related charges.

Depreciation and amortization expense increased $1.3 million, or 59%, from $2.3 million during the nine months ended September 30, 1997 to $3.6 million during the nine months ended September 30, 1998. This increase resulted primarily from purchases of additional equipment and other fixed assets to accommodate CapRocks' growth. CapRock expects that depreciation and amortization expense will continue to increase in subsequent periods as CapRock continues to expand its facilities.

INTEREST EXPENSE. Interest expense increased $3.8 million, or 287%, from $1.3 million during the nine months ended September 30, 1997 to $5.1 million during the nine months ended September 30, 1998. The increase resulted from the issuance of $150 million of its Senior Notes, which closed on July 16, 1998. See "Liquidity and Capital Resources".

INTEREST INCOME. Interest income increased $1.5 million, or 2,084%, from $73,000 during the nine months ended September 30, 1997 to $1.6 million during the nine months ended September 30, 1998. The increase is attributed to the interest and investment accretion associated with the marketable securities invested as a result of the proceeds from the Senior Notes. See "Liquidity and Capital Resources".

INCOME TAXES. Income tax expense increased $375,000, or 40%, from $1 million during the nine months ended September 30, 1997 to $1.3 million during the nine months ended September 30, 1998, which resulted in an effective tax rates of 34% for the nine months ended September 30, 1997 and 52% during the nine months ended September 30, 1998. The increase was primarily attributable to a higher effective tax rate during the nine months ended September 30, 1998 as a result of certain non-deductible merger related costs.

NET INCOME. Net income decreased $583,000, or 32%, from $1.8 million for the nine months ended September 30, 1997 to $1.2 million during the nine months ended September 30, 1998 as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

In July 1998, the Company issued, through a private placement under the Securities Act, $150 million aggregate principal amount of its Senior Notes, which closed on July 16, 1998. Interest on the Senior Notes will be payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 1999, at the rate of 12% per annum. The net proceeds from the offering of the Senior Notes were used to repay all existing debt obligations of Telecommunications, the Partnership and IWL (with the exception of one note bearing interest at 6.75% and an outstanding balance of $743,000 at September 30, 1998 and a capital lease obligation with a balance of $430,000 at September 30, 1998), which were repaid on or before August 31, 1998. The proceeds used for the debt payoffs totaled $26.8 million. The remaining proceeds, net of transaction costs, will be used to fund additional capital expenditures for the construction of the Company's fiber optic network, switching equipment and other capital expenditures and to expand its sales offices, for potential acquisitions and for general working capital purposes. The funds will be invested in high-grade liquid securities classified as available for sale. The Company filed the Exchange Offer Registration Statement in September 1998 with the SEC for the registration of $150 million of principal amount of Exchange Notes to be offered in exchange for the Senior Notes. The Exchange Offer Registration Statement was declared effective by the SEC on October 13, 1998 and the Exchange Offer was commenced. The Exchange Offer expires on November 13, 1998, unless extended. The terms of the Exchange Notes will be identical in all material respects to the terms of the Senior Notes except that the Exchange Notes have been registered under the Securities Act of 1933.

The Indenture governing the issuance of the Senior Notes contains certain restrictive operating and financial covenants including, among other things, covenants with respect to the following matters: (i) limitation on additional indebtedness, (ii) limitation on restricted payments, (iii) limitation on dividends and other payment restrictions affecting restricted subsidiaries, (iv) limitation on issuances and sales of capital stock of restricted subsidiaries,
(v) limitation on issuances of guarantees by restricted subsidiaries, (vi) limitation on transactions with stockholders and affiliates, (vii) limitation on liens, (viii) limitation on any sale lease-back transactions, (ix) limitation on asset sales, and (x) periodic reports. All of the covenants are subject to a number of important qualifications and exceptions. These covenants may adversely affect the Company's ability to finance its future operations or capital needs or to engage in other business activities that may be in the best interests of the Company.

The Company's total assets increased $144.3 million, or 292%, from $49.4 million at December 31, 1997 to $193.7 million at September 30, 1998. The increase is attributed to internal growth, build out of the fiber optic network and the
receipt of the proceeds from the Senior Notes.   The Company had cash and cash
equivalents of $3.5 million at December 31, 1997, as compared with $8.5 million at September 30, 1998 and marketable securities available for sale of $107.3 million at September 30, 1998 as compared to no marketable securities at December 31, 1997. The Company had a working capital deficit of $305,000 at December 31, 1997 as compared to working capital of $114.2 million at September 30, 1998. The increase in the working capital is attributed to the repayment of the Company's existing notes (with the exception of one note bearing interest at 6.75% and an outstanding balance of $743,000 at September 30, 1998 and a capital lease obligation with a balance of $430,000 at September 30, 1998), which (other than the Senior Notes) were repaid on or before August 31, 1998 with the proceeds from the Senior Notes.

The Company's cash flow from operations was $3.4 million and $10.1 million for the nine months ended September 30, 1997 and 1998, respectively, an increase of $6.7 million, or 198% from 1997. The increase in cash flow from operations was primarily attributed to overall growth and economies of scale resulting from the internal growth. Additionally, accounts payable and accrued expenses increased $15.5 million from $12.1 million at December 31, 1997 to $27.6 million at September 30, 1998. The increase was primarily attributed to increased expenditures and amounts due to vendors relating to the fiber optic network build out.

Cash used in investing activities for the nine months ended September 30, 1997 and 1998 were $9.6 million and $130.9 million, respectively. The increase in the cash used in investing activities primarily relates to the investment of $107.3 million of the proceeds from the Senior Notes in Available for Sale Marketable Securities, the purchase of telecommunications equipment and costs incurred with the build out of the fiber optic network. In January 1998, the Company completed the acquisition of Integrated Communications and Engineering, Ltd. ("ICEL"), a communications systems integrator and maintenance provider in Aberdeen, Scotland. The Company paid a total purchase price of approximately $2.2 million comprised of approximately $610,000 in cash and 207,266 shares of the Company's common stock.

CapRock expects to require significant financing for capital expenditure and working capital requirements. CapRock currently estimates that its aggregate capital requirements will total approximately $35 to $40 million in the fourth quarter of 1998 and approximately $160 million in 1999. CapRock expects to make substantial capital expenditures thereafter. Capital expenditures will be required to: (i) fund the construction and operation of the fiber optic network; (ii) fund the installation of voice and data switches, and (iii) open sales offices and add sales support and customer service personnel in markets throughout Texas, Louisiana, Oklahoma, Arkansas and New Mexico.

CapRock may require additional capital in the future for new business activities related to its current and planned businesses, or in the event it decides to make additional acquisitions or enter into joint venture and strategic alliances. Sources of additional capital may include cash flow from operations, public or private equity, debt financings, bank debt, vendor financings and indefeasible right to use contracts. In addition, the Company may enter into joint construction agreements with carriers, thereby reducing the capital expenditure requirements. There can be no assurance, however, that CapRock will be successful in producing sufficient cash flow or raising sufficient debt or equity capital to meet its strategic business objectives or that such funds, if available, will be available on a timely basis and on terms that are acceptable to CapRock and within limitations contained in Caprock's financing arrangements. Failure to generate or raise sufficient funds may require CapRock to delay or abandon some or all of its future expansion plans.

NETWORK BUILD OUT AND FINANCING PLAN

CapRock intends to build out its fiber optic network to approximately 5,500 route miles throughout Texas, Louisiana, Oklahoma, Arkansas and New Mexico by the end of the year 2000. CapRock intends to use advanced fiber capable of supporting dense wave division multiplexing with an OC-48 backbone scalable to OC-192. CapRock intends to install 96 fiber strands and two spare conduits throughout most of its fiber optic network. CapRock estimates total capital expenditures of approximately $330 million to complete its fiber optic network build out, including fiber, construction costs and network electronics and approximately $80 million for switching equipment and other capital expenditures through the year 2000. CapRock believes that the net proceeds from the offering of the Senior Notes, together with cash flow from operations, borrowings under credit facilities and bank debt, vendor financings, sales of dark fiber and other sources of financing, will be sufficient to fund its capital expenditures and working capital requirements for a period ranging from the end of the second quarter of 1999 to the end of the fourth quarter of 1999. Additional capital will be required after such time to finance the fiber optic network build out. In addition, CapRock may accelerate the rate of deployment of its fiber optic network, which in turn may accelerate CapRock's need for additional capital. CapRock's actual capital expenditures will also be affected, possibly materially, by various factors, including the timing and actual cost of the deployment of the CapRock's fiber optic network, the timing of cost of expansion into new markets, the extent of competition and the pricing of telecommunications services in its markets. Failure to generate or raise sufficient funds may require CapRock to delay or abandon some or all of its future expansion plans.

CREDIT FACILITY

CapRock is currently negotiating with a several lenders to obtain a senior credit facility in an amount that the Company believes will range from $50 to $100 million. The final terms and conditions of the credit facility will depend on negotiation of definitive documentation for the credit facility. There can be no assurance, however, as to when or if CapRock will enter into the credit facility or as to the amount or terms of the credit facility.

NEW ACCOUNTING PRONOUNCEMENTS

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires classification of items of other comprehensive income by nature in a financial statement and a breakout of the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of a statement of financial position. Reporting comprehensive income provides a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Adoption of this statement did not have a material effect on the Company's consolidated financial position or results of operation because there are no material differences between net income and comprehensive income in the Company's circumstances.

 In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the manner in which business enterprises are to report information about operating statements in its annual statements and requires those enterprises to report selected information regarding operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS 131 will not have an impact on the Company's results of operation, financial position or cash flows and any effect will be limited to the presentation of its disclosures.

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

CONTINGENCIES

The Company is party to ordinary litigation incidental to its business, none of which is expected to have a material adverse effect on the results of operations, financial condition or cash flow.

YEAR 2000

The Year 2000 problem, is the inability of a meaningful portion of the world's computers, software applications and embedded semiconductor chips to cope with the change of the year from 1999 to 2000. This issue can be traced to the infancy of computing, when computer data and programs were designed to save disk space by truncating the date field to just six digits (two for the day, two for the month and two for the year). Therefore, information applications automatically assumed that the two-digit year field represented a year within the 1900's. As a result of this, systems could fail to operate or fail to produce correct results when dates roll over to year 2000.

ASSESSMENT

The Year 2000 problem affects computers, software, and other equipment used, operated, or maintained by the Company for itself and its customers. The Company has substantially completed the process of assessing the potential impact of, and the costs of remediating the Year 2000 problem for its internal systems, facilities systems and equipment.

The Company's business is substantially dependent upon the operation of computer systems, and as such, the Company has established a Year 2000 committee made up of leaders from the operational areas of the Company to assess the areas which could be affected by the Year 2000 problem. The committee has the involvement of senior management and the Board of Directors and its objectives are a top priority. The Company has undertaken various initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the Year 2000 and thereafter. The term "computer equipment and software" includes systems that are commonly thought of as IT (Information Technology) systems, including accounting, data processing, telephone/PBX systems, scanning equipment and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as alarm systems, fax machines or other miscellaneous systems. Both IT and non-IT systems may contain embedded technology, which complicates the Company's Year 2000 assessment, remediation and testing efforts. Based upon its identification and assessment efforts to date, the Company believes that certain of the computer equipment and software it currently uses will require replacement or modification. In addition, in the ordinary course of replacing computer equipment and software, the Company attempts to obtain replacements that are Year 2000 compliant. The Company currently estimates that the Year 2000 identification, assessment, remediation and testing efforts will be substantially complete by June 30, 1999 and that such efforts will be completed prior to any currently anticipated impact on its computer equipment and software. The Company estimates that as of September 30, 1998, it had completed approximately 50% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to its computer equipment and software. The projects comprising the remaining 50% of the initiative are in process and are expected to be completed on or about June
30, 1999.


Year 2000 Initiative                                                        Time Frame
--------------------                                                       ------------
Identification and assessment regarding IT system issues                   2/98 - 1/99
Remediation and testing regarding critical system issues                   6/98 - 3/99
Identification, assessment, remediation and testing regarding desktop
    and individual system issues                                           6/98 - 2/99
Identification and assessment regarding non-IT system issues               8/98 - 12/98
Remediation and testing regarding non-IT systems                           11/98 - 6/99

The Company has mailed letters to its significant vendors, service providers and customers with whom the Company's systems electronically interface to determine the extent to which such interfaces and system processes are vulnerable to Year 2000 issues and whether the products and services with such entities are Year 2000 compliant. As of September 30, 1998, the Company has received correspondence from approximately 25% of these third parties. A follow up mailing to significant vendors is scheduled for December 1, 1998, with responses due by December 31, 1998.

The Company has currently identified costs of replacing or remediating non-compliant systems at approximately $300,000 and anticipates other costs not to exceed $250,000 (although no costs have been incurred to date). Such expenditures will be funded from operating cash flow and represent less than 1% of 1999 projected capital expenditures.

The Company has evaluated its systems and has identified the following systems and functions as mission critical:

-    Switching Systems
-    Network Operations and Fiber
-    Satellite/Microwave Transmission Equipment
-    Billing Systems
-    Supply Chain (vendor provider of switched services)

SWITCHING SYSTEMS:

Switching equipment is utilized to connect calls to their destination, while performing other advanced features and recording call record information for
future billing.   The switch opens or closes circuits or selects the paths or circuits to be used for the transmission of information. The Company currently owns four switches, two of which are physically located in Dallas, Texas, one in Houston, Texas and one in Phoenix, Arizona. The Company has completed the assessment of switching equipment and has identified certain non-compliant features, which can be remediated through software upgrades. The upgrades are currently being developed by the respective manufacturer of the switches. All of the software upgrades are scheduled to be complete during the November 1998 to March 1999 timeframe. The Company anticipates that the testing procedures relating to the switching equipment will be complete by the end of the first quarter of 1999. The Company has the ability to re-route traffic from one switch to another if one switch were to fail from Year 2000 related issues.

NETWORK OPERATIONS AND FIBER:

The Company currently owns and operates a 260-route mile fiber optic network, which was completed in January 1997. The network is currently being expanded to 5,500 route miles (which it expects to be completed by the end of the year
2000). The fiber optic network is designed to be scalable and will include network-advanced fiber which is capable of supporting dense wave division multiplexing with an OC-48 backbone scaleable to OC-192. The fiber optic network will include electronic equipment, which regenerates and transports the voice, data and other information. A detailed assessment of the network operations and fiber equipment has been performed and no significant non-compliant issues have been identified.

SATELLITE/MICROWAVE TRANSMISSION EQUIPMENT AND SATELLITE SERVICE PROVIDERS:

The Company utilizes satellite service providers to provide communications services to certain customers in remote locations. The Company has sent correspondence to each of the three vendors supplying the satellite services. One of the vendors has responded and indicated that the testing, modification and replacement of equipment, if necessary, are scheduled to be complete by December 31, 1998. The Company is pursuing commitments from vendors regarding the assessment and testing procedures regarding these satellites.

BILLING SYSTEMS:

The Company handles its provisioning, customer care, convergent billing and traffic reporting functions on a proprietary software platform currently being developed by RiverRock Systems, Ltd., a Texas limited partnership, in which the Company is a limited partner. These operations support systems ("OSS") and other back office systems are used to enter, schedule and track a customer's order from the point of sale to the installation and testing of service. The systems also include or interface with trouble management, inventory, billing, collection and customer service systems. The system is scalable and flexible to support the Company's expected future back office requirements.

The Company believes that substantially all of the hardware, database platform and operating systems impacting the billing system function are Year 2000 compliant.

SUPPLY CHAIN (VENDOR PROVIDER OF SWITCH SERVICES):

The Company is dependent upon a number of telecommunications carriers during the process of initiating and terminating calls to end-users. The Company has sent correspondence to each of the significant suppliers and has received approximately 25% of the responses from such suppliers. The Company has scheduled a second mailing to such suppliers as of December 1, 1998 with responses due back by December 31, 1998. Based upon the Company's current assessment and responses from vendors, the Company believes that the risks associated with Year 2000 relating to domestic traffic and terminations are not significant. The Company is in process of evaluating the impact of Year 2000 as it relates to the termination of traffic in international locations, and specifically third world and developing countries.

CONTINGENCY PLANS

The Company has begun, but not yet completed, a comprehensive analysis of problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis.

The Company has not yet completed its identification of the most likely worst case scenario. However, the Company believes that worst case scenarios could involve loss of revenues relating to traffic terminating in certain developing/third world countries, which have not adequately prepared for the Year 2000. The Company relies upon certain vendors to supply international services and the possibility exists that some of the traffic in these developing/third world countries may not be able to be completed. The estimated loss of revenue, if any, has not and may not be able to be identified by the Year 2000. Depending on the systems affected, the failure of any contingency plans developed by the Company, if implemented, could have a material adverse effect on the Company's financial condition and results of operations.

DISCLAIMER

The discussion of the Company's efforts, and management's expectations, relating to Year 2000 compliance are forward-looking statements and the dates on which the Company believes it will complete such efforts are based upon management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources and other factors. There can be no assurance that these estimates will prove to be accurate and the actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to identify, assess, remediate and test all relevant computer codes and embedded technology and similar uncertainties. In addition, variability of definitions of "compliance with Year 2000" relating to products and services sold by the Company may lead to claims whose impact on the Company is currently not estimable. No assurance can be given that the aggregate cost of defending and resolving such claims, if any, will not materially adversely affect the Company's results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

PART 2.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Information pertaining to this item is incorporated herein from Part 1. Financial Information (Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Opertions - Contingenices).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Telecommunications and IWL each held a special meeting of shareholders on August 24, 1998 in connection with the Combination. Holders of common stock of Telecommunications and IWL voted at the respective special meetings on the following matters which were set forth in the Joint Proxy Statement/Prospectus dated July 20, 1998 relating to the Combination.

     (a) To approve the Agreement and Plan of Merger and Plan of Exchange and the transactions contemplated thereby.


                VOTES:                     TELECOMMUNICATIONS         IWL
                For:......................      10,398,954         2,806,811
                Against:..................           0                  3,900
                Abstain:..................           0                  1,800
                Broker non-votes*.........          N/A                  ----

     (b)  To approve the CapRock Communications Corp. 1998 Equity Incentive
          Plan.


                VOTES:                     TELECOMMUNICATIONS         IWL
                For:.....................        10,398,954         2,695,601
                Against:.................            0                113,800
                Abstain:.................            0                  3,110
                Broker non-votes*........           N/A                  ----

     (c) To approve the CapRock Communications Corp. 1998 Director Stock Option Plan.


                VOTES:                     TELECOMMUNICATIONS         IWL
                For:.....................        10,398,954         2,791,341
                Against:.................            0                 17,370
                Abstain:.................            0                  3,800
                Broker non-votes*........           N/A                  ----

-----------------
* Broker non-votes occur when a broker holding stock in street name does not vote these shares.

     In addition, as contemplated by the Combination, all of the general and limited partnership interests in the Partnership were tendered to and accepted by the Company for shares of its Common Stock and, in connection therewith, each of the former partners of the Partnership approved the Combination and the adoption by the Company of its 1998 Equity Incentive Plan and its 1998 Director Stock Option Plan.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits

      2.1   First Amendment to Agreement and Plan of Merger and Plan of
            Exchange, dated as of April 30, 1998, by and among the Company, CapRock, Telecommunications, the Partnership, IWL Acquisition
            Corp., and CapRock Acquisition Corp. (collectively, the "Parties").
            (Incorporated by reference to Exhibit 2.2 to the Registration
            Statement on Form S-4, as amended, SEC Registration No. 333-57365)
            (the "Merger Form S-4")).

      2.2   Second Amendment to Agreement and Plan of Merger and Plan of
            Exchange, dated as of June 20, 1998, by and among the Parties
            (incorporated by reference to Exhibit 2.3 to the Merger Form S-4).

      3.1   Amended and Restated Articles of Incorporation of the Company
            (incorporated by reference to Exhibit 3.1 to the Merger Form S-4).

      3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4, as amended, SEC Registration
            No. 333-64699) (the "Exchange Offer Form S-4")).

      4.1   Specimen certificate for the Common Stock of the Company
            (incorporated by reference to Exhibit 4.3 to the Merger Form S-4).

      4.2   Indenture dated as of July 16, 1998, among CapRock Communications
            Corp., CapRock Telecommunications Corp., CapRock Fiber Network, Ltd.,
            IWL (defined below), and PNC Bank, National Association, Trustee
            (Incorporated by reference to Exhibit 4.1 to the Exchange Offer
            Form S-4).

      4.3   Registration Rights Agreement dated July 16, 1998, among CapRock
            Communications Corp., CapRock Telecommunications Corp., CapRock
            Fiber Network, Ltd., and Merrill Lynch, Pierce, Fenner & Smith
            Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation and BancOne Capital Markets, Inc. (Incorporated by reference to
            Exhibit 4.2 to the Exchange Offer Form S-4).

      4.4   Form of Warrant Agreement between IWL and Cruttenden Roth
            Incorporated. (Incorporated by reference to Exhibit 1.2 to the IWL
            Communications, Incorporated ("IWL") Registration Statement on
            Form S-1, as amended, SEC Registration No. 333-22801.)

      4.5 Registration Rights Agreement dated January 22, 1998 between IWL and Nera Limited. (Incorporated by reference to Exhibit 4.5 to the Merger Form S-4.)

      4.6   Registration Rights Agreement dated January 22, 1998 by and among
            IWL, Thomas Norman Blair and Margaret Helen Blair. (Incorporated by reference to Exhibit 4.6 to the Merger Form S-4.)

    +27.1   Financial Data Schedule.


(b)  Reports on Form 8-K

     Current Report on Form 8-K dated August 26, 1998 regarding the completion of the Combination.


----------------------
+ Filed herewith.

                            CAPROCK COMMUNICATIONS CORP.


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CAPROCK COMMUNICATIONS CORP.


Date: November 13, 1998              By:  /s/ Matthew M. Kingsley
                                        ---------------------------------------
                                        Matthew M. Kingsley
                                        Corporate Controller (Duly Authorized
                                        Officer and Chief Accounting Officer)