Form 10-K
period 1998-12-31
CAPROCK COMMUNICATIONS CORP
filed 1999-03-26
CIK 1063880

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934.

        FOR THE TRANSITION PERIOD FROM                TO

                        COMMISSION FILE NUMBER 000-24581
                             ---------------------
                          CAPROCK COMMUNICATIONS CORP.
             (Exact name of registrant as specified in its charter)

                    TEXAS                                        75-2765572
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification no.)
15601 DALLAS PARKWAY, SUITE 700, DALLAS, TEXAS                     75248
   (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (972) 982-9500

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $0.01 PAR VALUE

                                (Title of Class)
                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of March 15, 1999, computed by reference to the closing sale price of the registrant's Common Stock on the Nasdaq National Market on such date, was approximately $52,400,000.

     The number of shares of the registrant's Common Stock outstanding as of March 15, 1999 was 28,952,482.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant's proxy statement for its 1999 Annual Meeting of Stockholders to be held on or about May 3, 1999, which will be filed with the Commission within 120 days after the end of the Registrant's fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         NO.
                                                                         ----
                                   PART I
Forward-Looking Statements.............................................    1
Item 1.    Business....................................................    1
Item 2.    Properties..................................................   19
Item 3.    Legal Proceedings...........................................   19
Item 4.    Submission of Matters to a Vote of Security Holders.........   19

                                   PART II
Item 5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters.........................................   20
Item 6.    Selected Consolidated Financial Data........................   21
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   22
Item 7A.   Quantitative and Qualitative Disclosures about Market
           Risk........................................................   32
Item 8.    Financial Statements........................................   33
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   33

                                  PART III
Item 10.   Directors and Executive Officers of the Registrant..........   33
Item 11.   Executive Compensation......................................   33
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................   33
Item 13.   Certain Relationships and Related Transactions..............   33

                                   PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
           8-K.........................................................   33
Signatures.............................................................   40
Index to Consolidated Financial Statements.............................  F-1

                                     PART I

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties, and assumptions about CapRock, including:

     - our anticipated growth strategies,

     - anticipated trends in our business, including trends in technology and the growth of communications network products and services,

     - future expenditures for capital projects, and

     - our ability to continue to control costs and maintain quality.

     These statements may be found in the sections of this Form 10-K entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" and in this Form 10-K generally. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including all the risks discussed elsewhere in this Form 10-K and risks related to, among other things, building a fiber network (including obtaining the necessary rights-of-way, permits and regulatory approvals), supply and demand for data services, competition, the need for additional capital, debt and interest payment obligations, restrictions in our senior note indenture, rapid growth, dependence on local telephone companies and long distance carriers, our information systems, retention of key personnel, dependence on major customers, year 2000 problems, the continued integration of our predecessor companies, service interruptions, potential liability as an internet service provider and protection of our intellectual property.

     We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Because of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-K might not occur.

ITEM 1. BUSINESS

BUSINESS OVERVIEW

     CapRock Communications Corp. ("CapRock") owns and operates a scalable long-haul fiber network which upon completion is expected to cover approximately 5,500 route miles throughout the Southwest region, which includes Texas, Louisiana, Arkansas, Oklahoma and New Mexico. This fiber network supports the voice, data, bandwidth and dark fiber services we provide to our carrier and retail customers. Our 1998 revenues were $121.8 million and earnings before interest, taxes, depreciation and amortization ("EBITDA") (exclusive of merger related expenses of $2.3 million) was $15.0 million. Over the past five years, our revenues have grown at a compound annual growth rate of 55%.

     We intend to be the premier provider of carriers' carrier services and the leading facilities-based integrated communications provider in the Southwest region. To measure our progress, we classify our revenues in three categories: carriers' carrier, integrated services and systems services. Our carriers' carrier revenues include domestic and international long distance, bandwidth and dark fiber services sold to telecommunications carriers and other wholesale customers. Currently, we have over 100 carrier customers, including AT&T, MCI WorldCom, Sprint Corporation and Qwest Communications, as well as many regional independent companies such as Century Telephone Enterprises, Inc. and Lufkin Conroe Telephone. Our integrated services revenues reflect our local, long distance, Internet, data and private line products provided to over 5,000 small and medium-sized businesses on a single bundled bill. Lastly, our systems services revenues represent the voice and data systems and services we provide primarily to the oil and gas industry offshore in and along the Gulf of Mexico.

     We are focused on the Southwest region because of this region's size and attractive growth prospects and because we believe that as a region it is currently underserved by other major telecommunications providers.

We believe our ability to offer integrated telecommunication services along with superior customer service will be particularly attractive to small and medium-sized businesses that desire simple bundled plans from a single provider. Many of the smaller markets within our region do not have telecommunications alternatives to the incumbent local telephone company. We also believe that a regional focus enables us to achieve certain economies of scale due to the concentrated deployment of network assets, our sales and marketing efforts and our management. By maximizing the amount of traffic that remains on our network, we can maximize our gross profit margins and returns on invested capital.

     We intend to build the most extensive alternative fiber network in the Southwest region, which will allow us to serve nearly every primary, secondary and tertiary city within the region. Our fiber network is scalable, and we are deploying a minimum of 96 fibers and two to three spare conduits along each route. Each fiber is capable of supporting dense wave division multiplexing, and each conduit is capable of housing a cable with hundreds of additional fibers. In order to reduce the cost of fiber retained for our own use, we intend to sell excess fiber to other carriers. We are currently in discussions for the sale of fiber over segments of our network with over 25 carriers. Consistent with our planned network deployment schedule, approximately 800 route miles of the long-haul fiber network were substantially completed at year-end 1998. We currently have another 1,870 route miles under construction and expect to have approximately 3,000 route miles completed by the end of 1999, with the remainder of the 5,500 route mile network expected to be completed by the end of 2000. We recently entered into an agreement with Enron Communications to jointly build approximately 1,050 miles of fiber network in Texas. We believe that this agreement and any other similar agreements we may execute in the future may enable us to significantly lower the overall cost of network construction as well as accelerate its deployment.

     Our proximity to Mexico allows us to directly connect to the fiber networks of multiple Mexican telecommunications carriers. Subject to compliance with certain regulatory requirements, we are capable of providing dark fiber to these carriers at several border crossings enabling them to close open fiber rings in Mexico by using CapRock fiber on the U.S. side of the border. Additionally, our direct connect agreements with foreign carriers position us to capture increased levels of growing international traffic. See Note 18 to the Consolidated Financial Statements of CapRock included in this Form 10-K.

     We are a Texas corporation. Our principal executive offices are located at 15601 Dallas Parkway, Suite 700, Dallas, Texas 75248, and our telephone number is (972) 982-9500. We maintain a World Wide Web site at www.caprock.com. The reference to our World Wide Web address does not constitute incorporation by reference of the information contained at the site. In this Annual Report on Form 10-K, the "Company," "CapRock," "we," "us," and "our" refer to CapRock Communications Corp. and its subsidiaries, including IWL Communications, Inc. ("IWL Communications"), CapRock Telecommunications Corp. ("CapRock Telecommunications") and CapRock Fiber Network Ltd. ("CapRock Fiber"), which are our three predecessor companies, as well as CapRock Network Services, L.P., CapRock Telecommunications Leasing Corp. and CapRock Design Services, L.P., unless the context otherwise requires. CapRock and CapRock Communications are trademarks of CapRock. All other trade names or trademarks appearing in this Annual Report on Form 10-K are the property of their respective holders.

RECENT DEVELOPMENTS

     In August 1998, we completed a business combination transaction, which was accounted for as a pooling of interests, pursuant to which CapRock Telecommunications, CapRock Fiber, and IWL Communications, our predecessor companies, combined to form our company as it exists today.

     In July 1998, as part of the business combination transaction, we sold senior notes in the aggregate principal amount of $150 million. The indenture for the offering of these senior notes, which we also entered into in July 1998, contains numerous restrictive covenants that restrict and limit our operating and financing activities.

     On March 19, 1999, we filed a registration statement on Form S-1 relating to the proposed offering by us of 5,000,000 shares of our Common Stock and the proposed offering by certain of our shareholders of 1,500,000 shares of Common Stock. The offering will be an underwritten offering managed by Merrill

Lynch & Co. A registration statement relating to these securities has been filed with the Securities and Exchange Commission, but has not yet become effective. These securities may not be sold, nor may offers to buy be accepted, prior to the time the registration statement becomes effective, and an offering of the shares will be made only by means of a prospectus meeting the requirements of
Section 10 of the Securities Act of 1933.

     No assurances can be made as to when, or if, the offering will be completed. If completed, we estimate that the net proceeds that we will receive from the sale of the Common Stock offered by us will be approximately $78,000,000, after deducting the underwriting discounts and commissions and estimated offering expenses and other related fees that we will pay. We will not receive any of the proceeds from the sale of Common Stock by the selling shareholders.

     We currently intend to use the net proceeds from the equity offering:

     - to fund additional capital expenditures for the construction and operation of our fiber optic network,

     - to fund the installation of voice and data switches, including the cost of colocations in the central offices of local telephone companies,

     - to open sales offices and add sales support and customer service personnel in markets throughout the Southwest region, and

     - for potential acquisitions, additional working capital and other general corporate purposes.

     The actual use of proceeds may vary significantly and will depend on a number of factors. Accordingly, our management has broad discretion in the allocation of the net proceeds. Pending such uses, the net proceeds of the equity offering, if it is completed, will be invested in short-term, high grade investment securities.

NETWORK BUILD OUT AND FINANCING PLAN

     By the end of the year 2000, we intend to build out our fiber optic network to approximately 5,500 route miles throughout the Southwest region. We began constructing and operating a regional fiber network in 1993. We completed construction of the first 260 route miles of our fiber network in 1997, and at the end of 1998, the first 800 route miles of our scalable, regional fiber network were substantially completed, linking San Antonio, Laredo, McAllen, Harlingen, Corpus Christi, Victoria and Houston, Texas. Over the past two years, we have met substantially all of our milestones with respect to our construction schedules and budgets. We currently have approximately 1,870 route miles under construction and expect to have approximately 3,000 route miles completed by the end of 1999, linking south Texas, San Antonio, Houston, Austin, Waco, Dallas, Fort Worth, and Amarillo, Texas, Oklahoma City and Tulsa, Oklahoma, Little Rock, Arkansas, and Monroe and New Orleans, Louisiana. We expect that the remainder of the 5,500 route mile fiber network will be completed by the end of the year 2000. Given the increased demand for our fiber-based telecommunications services over the past year, we increased our planned network build out from approximately 4,300 route miles to approximately 5,500 route miles.

     We believe that our network, once completed, will be the most extensive alternative fiber network in the Southwest region and will enable us to serve nearly every primary, secondary and tertiary city in the region. Our network is designed to be scalable and will have significant excess capacity to meet future demand and flexibility to accommodate new fiber technology and electronics. We are burying three to four conduits throughout our network. We are installing in a conduit a minimum of 96 Lucent Truewave and single-mode fibers. Both Truewave and single-mode fiber are capable of supporting dense wave division multiplexing. We intend to retain on average 24 fiber strands throughout most of our network. The routes of the network are primarily constructed on state highway and county road rights-of-way, and are planned to be generally geographically diverse from the existing fiber networks of AT&T, Sprint, MCI WorldCom, and IXC. The fiber network will also interconnect with the fiber networks of selected Mexican carriers at multiple border crossings.

     Through the continuing and successful integration of IWL Communications and its personnel and network facilities, we have been able to continue developing our fiber network and our switching facilities. In addition to our extensive fiber network, our network facilities also include seven local and long distance switches (six which we own and one which we manage), with another four local switches scheduled to be installed in the second and third quarters of 1999. We plan to colocate our equipment in 20 central offices with incumbent local telephone companies (13 of which are currently in process) for the provision of local services using unbundled network elements ("UNEs") by the end of 1999. We also plan to purchase and deploy in the second and third quarters of 1999 ten asynchronous transfer mode ("ATM") data switches to support our Internet, frame relay and ATM services.

     We estimate total gross capital expenditures of approximately $410 million to complete our planned regional network build out, including fiber, transmission electronics, voice and data switches and corporate capital expenditures.

     To reduce the cost of fiber retained for our own use, we have sold in the past, and intend to sell in the future, conduit and dark fiber to third parties. In the past, we have jointly constructed segments with Teleport Communications Inc., a competitive local phone company, and with TCI Communications Inc., a cable television company, and we recently announced our agreement with Enron Communications to jointly build approximately 1,050 miles of fiber network in Texas. Through this joint build arrangement, we will connect Amarillo, Lubbock, Dallas, Fort Worth, Waco, Bryan, Austin, San Marcos, San Antonio and Houston, Texas. The partnership we formed with Enron Communications is installing four conduits throughout the approximate 1,050 miles. We intend to jointly market 96 of the 192 fibers installed. Of the remaining 96 fibers, we will own 48 fibers and Enron Communications will own 48 fibers. The joint build arrangement provides several benefits, including reduction of construction costs, accelerated acquisition of right of way and franchise agreements, the majority of which are essentially in place, and the freeing up of resources to potentially accelerate the build of the remaining portion of the network. This agreement and any similar agreements we may execute in the future may enable us to accelerate our construction schedule and accelerate the rate of deployment of our network, which in turn may accelerate our need for additional capital. Each city-pair segment of our fiber network is operational upon completion of construction. Should network construction be slowed or postponed, our existing network is still operational and our integrated services strategy can continue essentially unchanged.

     By installing a large fiber count, advanced fiber capable of supporting dense wave division multiplexing and spare conduits, the network will be scalable and will have significant flexibility to add capacity to meet future demand. The integrity and survivability of the network will be enhanced through the design of multiple SONET rings, and its diverse location from existing long-haul networks. The expanded network is expected to deliver the following significant strategic and financial benefits to us: (1) substantial savings by allowing us to move onto our own network a significant portion of the traffic that we currently carry on circuits which we lease from other carriers; (2) high capacity new routes allowing us to increase revenues by leasing additional circuits to our customers, including high capacity circuits such as OC-3s, OC-12s, and OC-48s; (3) lower underlying transmission and network operating costs; (4) sufficient capacity to support increasing demand from Internet, multimedia applications, frame relay and ATM; and (5) reduced capital costs through sales and exchanges of excess fiber which we are including in our network expansion specifically for that purpose.

     We also provide services to our oil and gas company customers through a satellite network consisting of leases for access to multiple satellites, a microwave network, two-way radio licenses and carrier agreements for long distance service combined with a switch-based network. Our microwave network includes a system that has been built by us onshore in the Southwest region and extends offshore into the Gulf of Mexico. We believe that the fiber and microwave network we have created to support our oil and gas industry customers has excess capacity and can readily support integrated communications' activities in secondary and tertiary markets along the Texas and Louisiana Gulf Coast, where we expect less competition for customers than in the larger markets. We intend to leverage our project management skill set and expertise by supplying communications services to customers outside of the oil and gas industry, particularly customers with operations located near our existing and planned communications infrastructure.

PRODUCTS AND SERVICES

Carriers' Carrier

     We intend to establish ourself as the premier carriers' carrier within the Southwest region, providing voice, data, broadband and dark fiber services over the most extensive advanced fiber optic network in the Southwest region. Our principal carriers' carrier products are: long distance terminating access, calling cards, dark fiber, and bandwidth provision. Our carrier customer base includes more than 100 carriers, including AT&T, IXC, MCI WorldCom, Qwest and Sprint, and including regional independents such as Century Telephone Enterprises, Inc. and Lufkin Conroe Telephone. For the year ended December 31, 1998, revenues from services provided to MCI WorldCom accounted for more than 10% of our revenues.

     Long Distance Terminating Access. This service enables carrier customers to terminate regional, domestic or international long distance calls through our switches. We terminate calls over our own network and feature groups established with incumbent local telephone companies or through other carriers providing services to us. We sell these services on a per-call basis, charging by minutes of use, or MOUs, with payment due monthly after services are rendered.

     Bandwidth Provision. We offer T-1, DS-3, OC-3, OC-12 and OC-48 capacity and individual wavelength channels to our carrier customers. Carriers utilize the broadband capacity to support their voice and data traffic requirements and to provide diverse routing as backup in the event of a fiber cut along their primary routes. Services are provided generally through one year contracts, requiring fixed monthly payments, generally in advance.

     Dark Fiber. We lease and sell excess dark fiber to carrier customers over our fiber network. We are burying three to four conduits and installing a cable with a minimum of 96 fiber strands throughout our 5,500 route mile fiber network. We intend to retain an average of 24 fibers for our own use and to continue to lease or sell excess capacity to lower our net cost for fiber retained for our own use. Dark fiber lease contracts are generally for a minimum of ten years with multiple five year renewals at discounted rates. Dark fiber sales are in the form of indefeasible right of use contracts for terms for 20 years and longer.

Integrated Services

     We intend to become the dominant integrated communications provider in the Southwest region, offering local, long distance, Internet, data and private line services to end-user customers on an integrated basis invoiced on a single, bundled bill. We believe that our ability to provide integrated services, and to invoice these services on a single, bundled bill enables us to (1) better compete in and rapidly penetrate our targeted markets, (2) capture virtually all of our existing and newly acquired customers' expenditures for telecommunications services and equipment, (3) increase customer satisfaction, and (4) maintain low customer churn.

     We offer (or, where indicated, intend to offer) the following products:

     Local. These services offer customers local switched and enhanced services. We intend to continue to obtain local telephone services from incumbent local telephone companies on a total service resale, or TSR, basis and as demand economically justifies, to install local switches and migrate customers to our network utilizing unbundled network elements leased from incumbent local telephone companies for last mile local lines. We believe this approach significantly boosts our gross margins, maximizes our return on invested capital, and reduces the time required to enter new markets.

     One Plus Long Distance. This service offers customers the ability to make outbound switched long distance calls by simply dialing a 1, plus the area code and phone number. Customers can select us as their primary long distance provider by placing an order with us. This service may be used for both domestic and international calling.

     Long Distance Dedicated Service. This service is designed for larger users with sufficient long distance traffic volume to warrant the use of dedicated lines directly to the customer to originate calls. Instead of long distance calls switched through the incumbent local exchange carrier ("ILEC"), this service uses a dedicated line that directly connects the end user and our switch. This eliminates ILEC originating access fees and reduces per minute rates to the user.

     Internet. We provide Internet services to approximately 800 customers. The services include e-mail server, news server and hosting of customer web pages.

     Data. Frame relay and ATM data services are currently provided on a resale basis. Our fiber network has been designed to provide a platform to support high capacity, bandwidth-intensive products. We intend to migrate our data services onto our own data and fiber networks as these networks are built out.

     Private Lines. This service provides customers dedicated broadband capacity, typically T-1s and DS-3s. Private lines enable customers to connect directly to their long distance carriers, bypassing the ILEC and thereby reducing long distance rates. Private lines also enable customers to establish virtual private wide area networks for data and voice transmissions between or among multiple locations.

     Toll Free 800/888. This inbound service, where the receiving party pays for the call, is accessed by dialing an 800/888 area code. This is used in a wide variety of applications, many of which generate revenue for the user (such as reservation centers or customer service centers).

     Calling Card. These traditional, basic telephone calling cards allow the user to place calls from anywhere in the United States or Canada. Later in 1999, we plan to expand our service to include Mexico. We also offer additional features including conference calling and speed dialing.

     Prepaid Card. Prepaid cards allow a customer to purchase and pay in advance for a card with a fixed amount of calling time. The card is then used as a standard calling card from which time is deducted when used. Prepaid cards may be purchased with enhanced features similar to those of calling cards and also may be renewed by purchasing additional time.

System Services

     We intend to maintain our position as a major provider of telecommunications services to remote installations, primarily in the Gulf of Mexico. Our principal products are offshore voice and data services, as well as the sale and installation of equipment to carry those services.

     Offshore Services. We provide offshore voice and data systems and services to the oil and gas industry in the Gulf of Mexico. Satellite and microwave transmission media are used depending on the type and location of the drilling rig involved. Our communications systems are flexible and can be quickly re-aligned as rigs move to new locations.

     Customer Premise Equipment. We currently sell and install telephone and switchboard equipment to our offshore customers. We intend to add office switchboard and private branch exchange equipment for our small and medium-sized business customers. We intend to continue to build our relationships with local customer premise equipment installation companies in all of our markets for the purpose of selling and installing customer premise equipment not otherwise provided by us.

SALES AND MARKETING

     Carriers' Carrier. We established a carrier services sales force in 1992. We believe it competes effectively in this market based on a combination of price, reliability, quality of service, route diversity, ease of ordering, ability to obtain traffic information and superior customer service. We market our carriers' carrier services primarily through eight direct sales personnel and four support specialists located in our headquarters in Dallas. In general, these sales professionals locate potential customers for our carrier services through customer referrals, trade forums, trade shows and industry alliances.

     Integrated Services. We focus our sales efforts on small to medium-sized businesses in the Southwest region primarily through two channels: our direct sales force and our network of independent sales agents. Our direct sales force and our authorized agents are trained to emphasize our customer-focused sales efforts, superior customer service and product value. We reinforce building customer relationships by tying a portion of each account executive's and agent's compensation directly to the longevity of their customer accounts.

     As of February 28, 1999, our direct sales force consisted of 100 account executives in Dallas, Fort Worth, Houston, San Antonio, Austin, and Victoria, Texas, as well as Lafayette, Louisiana. We intend to hire and train approximately 100 additional account executives by the end of 1999 and an additional 100 account executives by the end of 2000.

     Our sales personnel call on prospective and existing business customers, conduct analyses of business customers' telecommunications usage histories and service needs, and demonstrate how our various service packages will improve a customer's communications capabilities in a cost-effective manner. Sales personnel identify potential business customers by several methods, including customer referral, marketing research, personal telemarketing and through other networking alliances such as endorsement agreements with trade associations and local chambers of commerce. We recruit new account executives by emphasizing our extensive and advanced fiber communications network, broad array of services bundled on a single bill, superior customer service, attractive compensation and commission plans, stock option programs and marketing support plans.

     We also have 115 sales agents located throughout Texas. Our agent program was established in 1996, and consists primarily of independent telephone equipment vendors authorized by us to market our products and services. Authorized agents receive recurring commissions based on product, pricing, volume of usage and customer retention. We have four agent managers who actively recruit new agents. We intend to add an additional 65 agents in 1999.

     Our marketing strategy is built upon the belief that customers want to reduce the number of providers, simplify the complexity and enhance the value of their telecommunications needs. To address this strategy, we seek to be a single source provider, offering the bulk of our customers' needs on single bills and through single sales channels. We believe that our personalized attention to the needs of our business customers, coupled with our ability to provide a fully integrated bill, is appealing to both existing and prospective customers.

     Project Management and Offshore Services. We target domestic customers that require turnkey system solutions and other telecommunications services. Our sales force sells frequency bandwidth and call completion and system solutions, which allows us to further develop our own telecommunications infrastructure.

CUSTOMER CARE AND SUPPORT

     We believe that our reputation has been built on outstanding customer care. We strive to provide superior customer care and support for our customers and believe that personal contact with our customers through knowledgeable, friendly and efficient customer service representatives is a significant factor in customer retention. We intend to significantly increase the number of our customer service representatives as the number of direct and agent sales representatives grows.

     To support our carriers' carrier and integrated services customers, we operate a call center in Dallas, Texas staffed by our customer service representatives, who have completed a certification and training program provided by us. To enhance their effectiveness, we provide ongoing training to all customer service representatives. Our customer service department uses on-line, real-time automated systems that provide notes from all prior contacts with the customer, provide a complete account and payment history for customers billed by us and enable the customer service representatives to provision new services and modify existing services on all of our products.

     We handle our provisioning, customer care, billing and traffic reporting functions through a proprietary software platform developed by RiverRock Systems, Ltd., a Texas limited partnership in which we have a 49% ownership interest. The system has been designed to be both scalable and flexible in order to support our expected future back office requirements. We believe that this system provides us with a significant competitive advantage by allowing us to creatively bundle and price various telecommunication services, to process large order volumes, and to provide superior customer service when compared to the incumbent local telephone companies using legacy systems and their competitors that outsource back-office services or that do not have an advanced office support systems platform. The RiverRock system is part of a larger back office organization which enables us to: (1) minimize the time required to initiate services for new customers, (2) provide customer bills, (3) respond quickly to customers' needs and information requests, and (4) better monitor and analyze traffic, financial and operating trends. We intend to continue to develop this system to meet increasing demands for our services and to continue to provide our customers with superior customer care.

     We also provide customer support for our offshore products and services through our full-service support teams in Friendswood, Texas, Lafayette and New Orleans, Louisiana, Moscow, Russia and Aberdeen, Scotland. Support services include: (1) on-site maintenance, with over 50 technical specialists on call for immediate dispatch when customers' communications systems require maintenance;
(2) a network operations center in Friendswood, Texas where our professionals remotely monitor customers' communications systems throughout the Gulf of Mexico and around the world seven days a week, 24 hours a day; (3) customer support for our wireless products; (4) training programs designed to maximize the customers' communications investment through classroom training at customers' sites and multimedia video training tools; and (5) research and development for unique applications where our engineers can custom design or modify hardware to improve our performance within a particular system.

COMPETITION

     Overview. The communications services industry is highly competitive, rapidly evolving and subject to constant technological change. In particular, numerous companies offer long distance, local, Internet, data and bandwidth services, and we expect competition to increase in the future. We compete in these markets primarily on the basis of price, customer service and the ability to provide a variety of communications products and services.

     Fiber Networks. We intend to expand our fiber optic network to approximately 5,500 route miles throughout the Southwest region. We expect to compete with numerous established and start-up national and regional fiber optic networks owned by long distance carriers, ILECs and competitive local exchange carriers ("CLECs") throughout the Southwest region. These competitors include very large companies such as:

     - AT&T,

     - MCI WorldCom,

     - Sprint,

     - Level 3,

     - Williams,

     - SBC, and

     - Qwest.

Each of these companies has greater name recognition, financial, personnel, technical and marketing resources than we have. We also anticipate that other providers of local and long distance telecommunications services will plan and construct fiber networks that could compete with our network. In addition to long distance carriers and local telephone companies, entities potentially capable of offering broadband services in competition with our existing and planned network include:

     - other facilities-based communications service providers,

     - cable television companies,

     - electric utilities,

     - microwave carriers,

     - satellite carriers,

     - wireless telephone system operators, and

     - large companies who build private networks.

     Competing networks may also have advanced fiber and operating capabilities similar to those of our network. Furthermore, we expect that some of our competitors will compete in our geographic market and directly with us for many of the same customers along a significant portion of the routes along which we intend to operate.

     Domestic and International Long Distance. We provide long distance services using our own facilities and by reselling the facilities of other carriers, both in the United States and between the United States and other countries. The long distance communications industry is intensely competitive and the marketing and pricing decisions of the larger industry participants such as AT&T, MCI WorldCom, and Sprint have a significant impact on us. In addition, significant consolidation in the industry has created and will continue to create numerous other entities with substantial resources to compete for long distance business. Such entities include Excel Communications, Inc., Frontier Communications Service, Inc. and Qwest. In addition, as a result of the Telecommunications Act of 1996 (the "1996 Telecommunications Act"), we anticipate that the Federal Communications Commission ("FCC") may permit the Regional Bell Operating Companies (the "RBOCs") and GTE Operating Companies ("GTOCs") to enter the long distance market in the future. These larger competitors have significantly greater name recognition and greater personnel, financial, technical, network and marketing resources. Many may also offer a broader portfolio of services and have long standing relationships with customers targeted by us. Moreover, we cannot guarantee that our competitors cannot negotiate contracts with suppliers of telecommunications services to obtain conditions of service more favorable than ours. Many of our competitors enjoy economies of scale that can result in a lower cost structure for transmission and related terminating costs. Those carriers could bring significant pricing pressure to bear on us.

     Customers frequently change long distance providers in response to lower rates or promotional incentives by competitors. Prices for domestic and international long distance calls have declined in recent years and we expect them to continue to decrease further and more rapidly. Indeed, we expect competition in all of our relevant markets to increase. This increased competition could adversely affect our net revenue per minute and gross margins. We cannot guarantee that we can compete effectively in the domestic or international long distance markets.

     Local Exchange Service. Our business objective is to expand significantly our operations to provide local services. Regulation permitting us to compete in the local service market has only recently been enacted into law, following enactment of the 1996 Telecommunications Act. The services we intend to offer will compete with those offered by ILECs, such as BellSouth, Southwestern Bell and the GTOCs, as well as very large long distance carriers, such as AT&T, MCI WorldCom, and Sprint. The ILECs currently dominate the provision of local services in their respective markets, and the ILECs and the very large long distance carriers have greater name recognition and greater financial, technical, network, marketing and personnel resources than we do. Those entities also hold longer standing relationships with regulatory authorities at the federal and state levels than we do. We may also face competition from other current and potential market entrants, including:

     - other CLECs,

     - cable TV companies,

     - electric utilities,

     - ILECs operating outside their current local service areas,

     - other long distance carriers,

     - wireless telephone system owners,

     - microwave owners,

     - satellite carriers,

     - private networks built by large companies, and

     - start-up telecommunications ventures.

We cannot guarantee that we can compete effectively in the local service markets.

     Internet Telephony. The FCC currently classifies Internet services as enhanced services. As a result, federal and state common carrier regulations, including long distance interstate and intra-state access fees, tariffing, certification and rate regulation do not apply to the provision of Internet services. Some Internet service providers, or ISPs, have recently announced plans to use Internet protocol technologies ("IP Telephony") to introduce domestic and international long distance services at rates 30% to 50% below standard long distance rates. Although the FCC intends to review this issue, IP Telephony could increase pressure on long-distance companies and other communications companies to reduce prices and margins on domestic and international long distance services. We cannot guarantee that either we or our carrier customers will not experience substantial decreases in call volume, pricing and/or margins due to IP Telephony. We also cannot guarantee that we can offer telecommunications services to end users at prices that can compete with the IP Telephony services offered by these new companies.

     We also provide Internet services. We cannot guarantee that federal or state regulators will not impose additional regulation on Internet services in the future. We expect to compete by introducing IP Telephony shortly. The Internet services market is highly competitive, in part because no substantial barriers to entry exist. We expect that competition will continue to intensify. Our competitors in this market include:

     - Internet service providers,

     - other telecommunications companies,

     - online services providers, and

     - Internet software providers.

Many of these competitors have greater personnel, financial, technical and marketing resources than those available to us.

     Technological Advances. Dense wave division multiplexing, high-speed OC-192 transmission electronics, advanced fiber technology and packet switching are converging to increase significantly the supply of domestic and international transmission capacity. Rapid and on-going technological advances have brought new product and service offerings similar to the services we provide. The introduction of new products or emergence of new technologies may cause capacity to greatly exceed demand, reducing the pricing of certain services we provide. We cannot guarantee that we can satisfy future customer needs, that our technologies will not become obsolete because of future technological developments, or that we will not have to make significant additional capital investments to upgrade or replace our system and equipment. We cannot predict the impact of these technological changes on our operations. If we fail to keep pace with advances, it could have a material adverse effect on our financial condition, results of operations and cash flow.

     Offshore and Remote Telecommunications Services. Currently, we provide telecommunications services to oil and gas customers in the Gulf of Mexico. In the Gulf of Mexico, we compete directly principally with Autocomm Communications Engineering Corp., Sola Communications, Inc., Datacom and Shell. Shell currently provides competing services through its microwave network in the Gulf of Mexico and has announced plans to become a full service telecommunications provider to the oil and gas industry in the region. Although we believe that we compete successfully in each of our markets today, we cannot guarantee that we can continue to compete successfully in the future. We believe that most of our larger competitors have generally not made it a priority to provide remote, difficult-access telecommunications services. Should one or more of our competitors decide to focus on such services, it could have a material adverse effect on our financial condition, results of operations and cash flow.

EMPLOYEES

     As of February 28, 1999, we employed approximately 390 people, including approximately 116 in sales and marketing, approximately 110 in engineering and technical services and approximately 164 in management, customer care, provisioning, administration and finance. At that date, we also had an agent sales force numbering approximately 115 independent agents throughout Texas. We use the services of independent contractors for construction of our fiber network. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We believe that we have good relations with our employees.

REGULATION AND LICENSES

     The following summary of regulatory developments and legislation does not purport to describe all present and proposed federal, state and local regulations and legislation affecting the telecommunications industry. Other existing federal, state and local legislation and regulations are currently the subject of judicial proceedings, legislative hearings, and administrative proposals which could change, in varying degrees, the manner in which this industry operates. Neither the outcome of these proceedings, nor their impact upon us or the telecommunications industry, can be predicted at this time. This section also sets forth a brief description of regulatory and tariff issues pertaining to our operations.

     We provide domestic and international services subject to varying degrees of U.S. federal, state and local regulation, and regulation by foreign authorities. In the United States, the 1934 Communications Act, as amended, including as amended by the 1996 Telecommunications Act and the regulations promulgated by the FCC thereunder, as well as the applicable laws and regulations of the various states and state regulatory commissions all govern the provision of telecommunications services. The FCC exercises jurisdiction under Title II of the 1934 Communications Act over all facilities of, and services offered by, telecommunications common carriers to the extent such services involve jurisdictionally interstate common carrier communications, including international communications originating from or terminating in the United States. State regulatory authorities retain jurisdiction over jurisdictionally intrastate communications. Under Title III of the 1934 Communications Act, the FCC also regulates the licensing and use of the radio frequency spectrum. Local governments sometimes impose franchise or licensing requirements on local service competitors and/or facilities companies. Services we provide in other countries remain subject to the telecommunications laws and regulations of those countries.

     The FCC and the state regulatory agencies impose and enforce regulatory requirements applicable to our operations. The FCC and the state regulatory agencies may address regulatory non-compliance with a variety of enforcement mechanisms, including:

     - monetary forfeitures,

     - refund orders,

     - injunctive relief,

     - license conditions, and/or

     - license revocation.

     As a telecommunications carrier, we must also comply with the Federal digital wiretapping administered by the U.S. Department of Justice and the FCC. The telecommunications industry varies substantially from state to state and continues to change rapidly. Moreover, as deregulation at the federal level occurs, some states are reassessing the level and scope of regulation applicable to carriers. Domestic or international regulators or third parties could raise material issues with regard to compliance or non-compliance with applicable regulations. Future regulatory, judicial or legislative activities could have a material adverse effect on our financial condition, results of operations or cash flow.

  U.S. Federal Regulation

     Local Service Regulation Under The 1996 Telecommunications Act. The 1996 Telecommunications Act, which amended the 1934 Communications Act, provided for comprehensive reform of the United States' telecommunications laws. In passing the 1996 Telecommunications Act, Congress sought to increase local competition from newer competitors such as long distance carriers, cable TV companies and public utility companies. The 1996 Telecommunications Act specifically requires all local exchange carriers, or LECs (including ILECs and CLECs):

     - not to prohibit or unduly restrict resale of their services,

     - to provide dialing parity, number portability and nondiscriminatory access to telephone numbers, operator services, directory assistance and directory listings,

     - to afford access to poles, ducts, conduits and rights-of-way, and

     - to establish reciprocal compensation arrangements for the transport and termination of telecommunications.

     In addition, ILECs must provide:

     - interconnection on certain terms and conditions,

     - unbundled network elements,

     - resold local services at wholesale rates,

     - reasonable public notice of any changes in the information needed for transmission and routing services over their communications facilities, and

     - physical colocation of equipment necessary for interconnection and access to unbundled network elements at the LECs' premises.

     Under the 1996 Telecommunications Act, Regional Bell Operating Companies, or RBOCs, have the opportunity to provide out-of-region long distance and certain cable TV services immediately and in-region long distance services after the RBOCs meet certain conditions. Specifically, an RBOC can enter the market for in-region long distance services within areas where the RBOC provides local exchange service upon FCC approval based on a showing that facilities-based competition and interconnection agreements meeting a 14-point checklist both exist. Entry of RBOCs into the domestic and international long distance business and the emergence of other new local competitors could subject us to substantial competition and could have a material adverse effect on our financial condition, results of operations and cash flow.

     On August 8, 1996, the FCC released the Interconnection Decision, which established a framework of minimum, national rules enabling state commissions and the FCC to begin implementing many of the local competition provisions of the 1996 Telecommunications Act. Among other things, the Interconnection
Decision:

     - prescribed certain minimum points of interconnection,

     - adopted a minimum list of unbundled network elements that ILECs must make available to competitors, and

     - adopted a methodology for states to use when setting prices for unbundled network elements and for wholesale resale services.

     On January 25, 1999, the Supreme Court issued an opinion overturning prior decisions issued by the U.S. Court of Appeals for the Eighth Circuit that had vacated certain portions of the Interconnection Decision. The Supreme Court's decision confirmed the FCC's authority to issue regulations implementing the pricing and other provisions of the 1996 Telecommunications Act and reinstated most of the challenged rules. However, the Supreme Court vacated a key FCC rule that identified the network elements that incumbent LECs must unbundle. The Eighth Circuit decisions and their recent reversal by the Supreme Court perpetuate continuing uncertainty about the rules governing the pricing, terms and conditions of interconnection agreements. During the pendency of the Eighth Circuit proceedings, state public utilities commissions have continued to conduct arbitrations, and to implement and enforce interconnection agreements. However, the Supreme Court's recent ruling and further proceedings on remand may affect the scope of the state commissions' authority to conduct such proceedings or to implement or enforce interconnection agreements. The U.S. Supreme Court's decision will likely result in new or additional rules being promulgated by the FCC. Given the general uncertainty surrounding the effect of the Eighth Circuit decisions and the recent decision of the Supreme Court reversing them, we cannot guarantee that we can continue to obtain or enforce acceptable interconnection terms or interconnection terms consistent with our business plans.

     On August 7, 1998, the FCC released an Order denying requests by various ILECs that the FCC use Section 706 of the 1996 Telecommunications Act to forbear from regulating advanced telecommunications services. Instead, the FCC determined that advanced services constitute telecommunications services and that ILECs must comply with the unbundling and resale obligations and the in-region inter-LATA restrictions of the 1996 Telecommunications Act in their provision of advanced services. The FCC also proposed in a rulemaking to allow ILECs to provide advanced services on an unregulated basis through separate subsidiaries. We cannot predict the outcome of the FCC's proceeding. However, if the FCC does forbear from regulating advanced telecommunications services, such a decision would increase the ability of ILECs to compete against less established carriers such as us.

     Domestic Interstate Services. The FCC considers domestic interstate common carriers (including us) that do not have market power as "nondominant." The FCC subjects nondominant carriers to minimal regulation. However, interstate carriers offering services to the public must comply with the federal statutory and regulatory requirements of common carriage under the 1934 Communications Act. Among other things, interstate common carriers must offer service on a non-discriminatory basis at just and reasonable rates. Nondominant carriers need not obtain specific prior FCC approval to initiate or expand domestic interstate services, although they must file a tariff with the FCC. Nondominant carriers remain subject to the FCC's complaint jurisdiction. The FCC has issued an order eliminating the requirement that nondominant carriers maintain tariffs for their domestic interstate services on file at the FCC. Several carriers have appealed the FCC's order to the U.S. Court of Appeals for the District of Columbia and that court has stayed the FCC's order pending resolution of the appeal. If the FCC order becomes effective, nondominant interexchange carriers will need to find new means of providing notice to customers of prices, terms and conditions on which they offer their interstate services. Elimination of tariffs will require that we secure with each of our customers contractual agreements containing the terms of the services offered. To the extent that disputes arise over such contacts, carriers, including us, may no longer resort to the legal doctrine that the terms of a filed tariff supersede individual contract language.

     International Service Regulation. As a provider of international telecommunications services, we must comply with the federal statutory and regulatory requirements of common carriage under the 1934 Communications Act. International common carriers must obtain authority from the FCC under Section 214 of the 1934 Communications Act and file a tariff containing the rates, terms, and conditions applicable to their services before initiating their international telecommunications services. We hold global authority from the FCC to provide resale of switched services and private line services (where permitted by the FCC) and to provide facilities-based services. We maintain an international tariff on file with the FCC. International telecommunications service providers must also file with the FCC:

     - copies of their contracts with other carriers,

     - foreign carrier agreements, and

     - various reports regarding their international revenue, traffic flows and use of international facilities.

     Carriers holding Section 214 authority must also comply with FCC rules requiring, among other things, prior approval for transfers of control and assignments.

     Authorized international carriers must also comply with the FCC's international service regulations, including the International Settlements Policy ("ISPY") which governs:

     - the payment settlements between U.S. common carriers and their foreign correspondents for terminating traffic over each other's networks,

     - the accounting rates for such settlements, and

     - the permissible deviations from these policies.

     The ISPY applies to both resale and facilities-based operations. To the extent that we acquire or own facilities that permit us to carry international traffic, the FCC may pay particular attention to our compliance with that policy.

     The FCC enacted certain changes in its rules designed to permit alternative arrangements outside of its ISPY as a means of encouraging competition and lower, cost-based accounting rates. As a part of implementing the ISPY, the FCC maintains a private line resale policy that prohibits carriers from reselling international private leased circuits to provide switched services to or from a country unless the FCC has found that the country affords U.S. carriers equivalent resale opportunities to engage in similar activities in that country. The FCC recently revised this and other policies to accommodate the 1997 WTO Agreement on basic services, a compact that addresses market access, foreign investment, and procompetitive regulatory principles in areas currently generating a vast majority of the world's telecommunications revenue. Currently, the FCC's rules permit U.S. carriers to provide switched service over international leased lines or facilities-based private lines between the U.S. and WTO countries where the local telecommunications provider generally charges U.S. carriers at or below an FCC-determined rate for terminating the U.S. carriers' traffic or equivalent resale opportunities are available.

     The FCC has adopted measures intended to overhaul the system of international settlements by, among other things, establishing lower ceilings ("Benchmarks") for the rates that U.S. carriers will pay foreign carriers for the termination of international services. The FCC's authority to establish such Benchmarks was recently affirmed in federal court. Under the FCC's "Flexibility Policy," the FCC will also permit alternative arrangements with foreign carriers on a case by case basis. The FCC has recently proposed additional reforms to the ISPY to eliminate or reduce unnecessary regulatory requirements governing arrangements between U.S. and foreign carriers in competitive situations. The FCC recently streamlined Section 214 license and related requirements. While these rule changes may provide carriers with more flexibility to respond more rapidly to changes in the global telecommunications market, they will also likely increase the level of competition in the international telecommunications marketplace.

     Wireless Services. We own and maintain a variety of telecommunications infrastructures and we hold various FCC and international licenses to transmit voice and data. We currently hold numerous FCC licenses to provide land mobile, microwave and satellite communications services. See "-- Licenses."

     FCC licensees authorized to provide microwave, satellite earth station and land mobile service must comply with under Title III of the 1934 Communications Act and a variety of detailed licensing, operational and technical requirements specific to each service. Among other requirements, licensees seeking to alter the technical or operational configurations of their equipment or to continue operating beyond the expiration date of the licenses must seek additional prior authority from the FCC. We recently became aware that some of our earth station operations do not strictly comply with the licenses we hold. We expect to file applications to modify our FCC licenses to ensure that they fully reflect our operations. FCC rules also contain various other requirements such as restrictions on proposed transfers of control or assignments and required compliance with relevant Federal Aviation Administration rules on wireless tower construction and operation. The FCC generally retains the right to sanction a carrier or revoke its authorizations if a carrier violates applicable laws or regulations.

     The FCC continues to refine its wireless rules for each service area to accommodate advances in technology, developing markets and new service arrangements, to implement certain provisions of the 1996 Telecommunications Act, and to eliminate confusing, outdated, redundant or otherwise burdensome regulation. Opportunities to obtain new common carrier wireless licenses are often limited by the FCC's auction process under which the FCC assigns wireless licenses to the highest bidder.

     The 1934 Communications Act generally limits direct foreign ownership of wireless licenses to 20%, but provides for indirect foreign ownership holdings above 25% upon FCC approval. In its order implementing the

U.S. commitment under the WTO Agreement, the FCC established new rules that effectively relax the foreign ownership limits for common carrier wireless licenses. Specifically, the new rules allow for up to 100% indirect ownership of wireless licenses by foreign interests from countries that have participated in the WTO Agreement upon FCC review and approval.

     Access Charges. The cost of providing long distance and local exchange services will be affected by changes in the "access charge" rates imposed by ILECs on long-distance carriers for origination and termination of calls over local facilities. The term "access service" describes the use of local exchange facilities for the origination and termination of interexchange communications. On May 8, 1997, the FCC released an order intended to reform the FCC's system of interstate access charges to make that regime compatible with the pro-competitive deregulatory framework of the 1996 Telecommunications Act. The FCC's access reform order adopts various changes to federal policies governing interstate access service pricing designed to move access charges, over time, to more economically efficient levels and rate structures. Among other things, the
FCC:

     - modified rate structures for certain non-traffic sensitive access rate elements, moving some costs from a per-minute-of-use basis to flat-rate recovery, including one new flat rate element,

     - changed its structure for interstate transport services, and

     - affirmed interstate access charges do not apply to ISPs.

     In response to claims that existing access charge levels are excessive, the FCC stated that it would rely on market forces first to drive prices for interstate access to competitive but that a "prescriptive" approach might be considered if necessary. In the absence of competition, the FCC stated that it might specify the nature and timing of changes to existing access rate levels. The FCC has indicated that it will promulgate additional rules sometime in 1999 that may grant increased pricing flexibility to price cap LECs upon demonstrations of increased competition (or potential competition) in relevant markets. Price cap LECs include the RBOCs, GTE and certain independents that must to establish rates only at or below a designated price ceiling. The Eighth Circuit has affirmed the FCC's access reform order.

     Universal Service Charges. In 1997, the FCC released an order establishing a significantly expanded federal universal service subsidy regime. Specifically, the FCC established new universal service funds to support telecommunications and information services provided to qualifying schools, libraries and rural health care providers, and expanded the federal subsidies for local telephone services provided to low-income consumers. The FCC collects money to fund this expanded regime from interstate carriers and certain other entities. Our payments for the schools and libraries and rural health care fund depend on estimated quarterly intrastate, interstate and international gross end-user telecommunications revenues. Contribution factors vary quarterly and the FCC bills carriers on a monthly basis. Contribution factors for 1999 ranged from
3.08 to 3.19% for the high cost and low income funds (interstate and international revenues); and 0.72 to 0.76% for the schools, libraries, and rural health care funds (intrastate, interstate and international revenues). Because the contribution factors do vary quarterly, we cannot currently accurately determine the annualized impact on our annual performance. Several parties have appealed the FCC's universal service order and those appeals remain pending before the Fifth Circuit Court of Appeals.

     The FCC may also issue new regulations governing the treatment of calls to ISPs for the purposes of universal service obligations. In a recent report to Congress, the FCC clarified that carriers must consider revenues earned from the transmission services supplied to ISPs when calculating universal service obligations. The FCC plans to address in the future the contribution obligations, if any, of ISPs using their own facilities and ISPs providing phone-to-phone IP telephony. We cannot predict the outcome of these proceedings or their potential effect on our operations.

     Internet Services. There are currently few U.S. laws or regulations which specifically regulate communications or commerce over the Internet. One area in which Congress did attempt to regulate information over the Internet involved the dissemination of obscene or indecent materials. Certain provisions of the 1996 Telecommunications Act relating to indecent communication over the Internet, generally referred to as the

Communications Decency Act, were found to be unconstitutional by the U.S. Supreme Court in 1997. In October 1998, Congress enacted the Child Online Protection Act, which requires that on-line material that is "harmful" to minors be restricted. This law is currently being challenged in federal district court. On February 1, 1999, a U.S. District Court judge issued a preliminary injunction against enforcement of that Act.

     It is possible that in the future laws and regulations could be adopted which address matters such as user privacy, copyrights, pricing and the characteristics and quality of Internet services, among other areas. Internet-related legislation and regulatory policies are continuing to develop and we could be subject to increased regulation in the future. Laws or regulations could be adopted in the future that may decrease the growth and expansion of the Internet's use, increase our cost of doing business, or otherwise adversely affect our business.

     In addition, in 1998 Congress passed the Digital Millennium Copyright Act. That act provides ISPs that comply with its requirements numerous protections from certain types of copyright liability. To the extent that we have not met those requirements, third parties could seek recovery from us for copyright infringements caused by our Internet customers.

     The law relating to the liability of ISPs for information carried on or disseminated through their networks is currently unsettled. It is possible that claims could be made against ISPs for defamation, negligence, copyright or trademark infringement, or on other theories based on the nature and content of the materials disseminated through their networks. We could be required to implement measures to reduce our exposure to potential liability, which may require, for instance, the expenditure of resources or the discontinuance or modification of certain product or service offerings. Costs that may be incurred as a result of contesting any claims relating to our services or the consequent imposition of liability could have a material adverse effect on our financial condition, results of operations and cash flow.

     The Eighth Circuit recently found that the FCC has a reasonable basis for not requiring ISPs to pay access charges. In June 1997, every RBOC advised CLECs that they did not consider calls in the same local calling area from RBOC served customers to CLEC served ISPs, to be local calls under the interconnection agreements between the RBOCs and the CLECs. The RBOCs also claimed that the FCC exempted these calls from access charges, and therefore that CLECs could not recover compensation for transporting and terminating such calls. As a result, the RBOCs threatened to withhold, and in many cases did withhold, reciprocal compensation for the transport and termination of such calls. To date, numerous state commissions have ruled on this issue in the context of state commission arbitration proceedings or enforcement proceedings. In every state, to date, the state commission has determined that RBOCs must pay reciprocal compensation for such calls. Various RBOCs have appealed these cases. We cannot predict the outcome of these appeals.

     On February 26, 1999, the FCC determined that calls made to ISPs are largely interstate in nature, and requested comments regarding how this traffic should be regulated once existing interconnection agreements expire. However, the FCC also determined that since federal law did not govern compensation for this traffic when existing interconnection agreements were signed, the states could determine whether carriers should pay reciprocal compensation for these calls under existing agreements. There is a risk that state commissions which previously considered this issue and ordered the payment of reciprocal compensation could revisit this issue on their own volition or at the request of an ILEC, and revise their prior decisions on this issue. To date, at least one ILEC has filed suit seeking a refund from a carrier of reciprocal compensation the ILEC has paid to that carrier.

  State Regulation

     Most states require carriers to obtain a certification or other authorization before offering local exchange and long distance intrastate services. These certifications generally require a showing that the carrier has adequate financial, managerial and technical resources to offer the proposed services in a manner consistent with the public interest. We hold long distance authorization in most, but not all, of the states in which certificates are required. In addition most states impose tariff requirements on carriers and require that common carriers charge just and reasonable rates and not discriminate among similarly situated customers.

Some states also require the filing of periodic reports, the payment of various regulatory fees and surcharges, and compliance with service standards and consumer protection rules. States also often require prior approvals or notifications for certain transfers of assets (such as fiber optic cable or other telecommunications facilities), customers, or ownership. States generally retain the right to sanction a carrier or to revoke certifications if a carrier violates relevant laws and/or regulations. If any state regulatory agency concluded that we provide intrastate service without the appropriate authority, that agency could initiate enforcement actions, potentially including the imposition of fines, the disgorging of revenues, or the refusal to grant the regulatory authority necessary for the future provision of intrastate telecommunications services. We hold authority to provide interexchange and competitive local exchange services in certain service areas in Arkansas, Kansas, Louisiana, Oklahoma and Texas, and have authority to provide interexchange service in at least 35 states.

     In addition, carriers providing intrastate services must comply with state utility commission rules and policies with respect to ILEC and CLEC competition, geographic build out, mandatory de-tariffing and other matters. Certain states have adopted specific universal service funding obligations. Numerous other states have also instituted proceedings to adopt state universal service funding obligations rules. State commissions generally have authority to impose sanctions on carriers ranging from fines to license revocation to address non-compliance with the states' particular regulatory policies and requirements.

     State regulatory agencies also regulate access charges and other pricing for telecommunications services within each state. The RBOCs and other LECs have sought reductions in state regulatory requirements, including greater pricing flexibility. If regulators allow variable pricing of access charges based on volume, we could face a competitive disadvantage in competing against larger long distance carriers. We also could face increased price competition from the RBOCs and other LECs for local and long distance services. In addition, the removal of former restrictions on long distance service offerings by the RBOCs as a result of the 1996 Telecommunications Act could further increase competition. We cannot predict what impact of such rule changes might have on our operations.

  Local Government Authorizations

     We also own telecommunications facilities that may be subject to certain local government requirements. In particular, facilities-based companies must generally obtain street use and construction permits and licenses and/or franchises to install and expand fiber optic networks using municipal rights of way. While regulation of municipal rights of way generally remains a matter under local jurisdiction, some states have enacted or are considering enacting measures that affect the ability of local governments to impose certain types of restrictions on franchisees or to require certain types of concessions from carriers seeking franchise agreements.

     Termination of our existing franchise or license agreements before their expiration dates or failure to renew those agreements and any resulting requirement to remove facilities could have a material adverse effect on our financial condition, results of operations and cash flow. In some municipalities carriers must pay license or franchise fees based on a percentage of gross revenues or on a per linear foot basis, as well as post performance bonds or letters of credit. We cannot guarantee that we can retain existing franchises or that franchise fees will remain at their current levels.

     The Texas Public Service Commission generally requires us to provide 911 service along with our CLEC offerings in Texas. As a condition to providing 911 service in the City of Dallas, the City of Dallas requires that service providers obtain a municipal franchise, which, among other things:

     - requires the franchise holder to pay a 4% gross revenue fee based on operations in the City of Dallas,

     - permits use of certain conduit by the City of Dallas without charge, and

     - provides a single fiber pair in the franchisee's system for the City of Dallas' exclusive use.

     To date, we have not obtained a franchise. On May 26, 1998, we, along with two other entities authorized to provide CLEC service in Texas, Golden Harbor of Texas, Inc., and Westel, Inc., filed suit in the U.S. District Court for the Northern District of Texas against the City of Dallas alleging that the franchise requirements imposed by the City of Dallas violates the 1996 Telecommunications Act, particularly with respect to resellers of LEC services. The Texas court has consolidated our action with a similar action brought by AT&T Communications of the Southwest, Inc. ("AT&TSW"). Although AT&TSW has obtained a preliminary injunction against the City of Dallas' imposition of certain conditions on its franchise, we cannot guarantee that we will prevail in our pending lawsuit against the City of Dallas.

  Foreign Regulation

     International telecommunications providers are subject to varying degrees of regulation in each of the jurisdictions in which they provide service. Local laws and regulations, and the interpretation of such laws and regulations, differ significantly from country to country. To the extent that we provide, now or in the future, services in non-U.S. countries, we must comply with the laws and regulations of foreign countries. The nature and extent of telecommunications regulation varies significantly from country to country and may include requirements that reflect closed or limited market access and/or requirements we may also face to obtain initial licensing, operational and rate requirements in the relevant countries. For example, many countries, including Mexico, have international settlements policies similar to the one imposed by the U.S. Such policies and their enforcement vary between different countries. To the extent that we provide service between the U.S. and other countries, various international settlement policies may apply.

  Licenses

     We have received authorization, by virtue of state certification, tariff, registration, or on a deregulated basis, to provide resold long distance services in at least 35 states. In order to provide wireless mobile services, we own various radio systems that provide two-way voice communications and have obtained approximately 35 FCC licenses with approximately 300 frequency pairs. These licenses have varying terms that expire and will require renewal. As each license comes due for renewal, we will evaluate the need for such license and elect to either renew the license or let it expire where, for example, we expect no further need to use a particular license. These licenses allow us to provide two-way wireless radio services along the Texas and Louisiana Gulf Coast and offshore to oil and gas-related companies. Each frequency pair allows two-way transmission and reception. We hold approximately 20 microwave FCC licenses providing voice and data services along the Texas and Louisiana Gulf Coast and offshore to drilling, production and related companies. We also hold and operate seven Ku band and three C band fixed earth stations and hold FCC licenses that allow us to locate very small aperture terminal, or VSAT, earth stations in Texas and other U.S. locations. We expect to file applications to modify our FCC earth station licenses to ensure that they reflect our current operations.

     We also operate as an FCC certificated Section 214 carrier to provide resold switched telecommunications services. We have obtained broader common carrier authority from the FCC to provide global resale of switched and private line services as well as global facilities-based service.

     We currently provide international facilities-based private line service on a private carrier basis into Bolivia, Bosnia, Croatia, Ecuador, Hungary and Russia. As part of our plans to increase service offerings, we have obtained authority to provide dedicated services in Louisiana and CLEC and long distance services in Arkansas, Kansas, Louisiana, Oklahoma and Texas. In addition, we have received approval to have pole attachment rights to existing or future facilities of Entergy, BellSouth and the State of Louisiana. Pole attachment rights allow us to attach our own fiber optic cable to other parties' respective utility poles. In addition, we own installed fiber optic cable placed under various public and private rights-of-ways.

  Digital Wiretapping

     The Communications Assistance to Law Enforcement Act ("CALEA"), enacted in 1994, requires telecommunications carriers to make available certain telecommunications capabilities to U.S. law enforcement officials to permit those authorities to continue to intercept communications involving advanced technologies such as digital and wireless transmission communications. CALEA imposes certain obligations on carriers to ensure that their equipment, facilities and services will meet capability and capacity requirements in order to provide law enforcement agencies the ability to intercept wireline and wireless communications transmitted over those carrier's networks. Courts may impose fines of up to $10,000 per day on telecommunications carriers that fail to meet the required capability functions, as determined by industry standards. Under procedures specified in CALEA, the U.S. Department of Justice ("DOJ") recently filed a petition at the FCC challenging the technical capability standard developed by the telecommunications industry. Because of the disputed standard, several carriers sought an FCC extension of the October 25, 1998 capability compliance deadline. The FCC recently extended the compliance date for the CALEA capability requirements to June 30, 2000 to permit manufacturers sufficient time to develop CALEA compliant equipment. In the meantime, we expect the FCC to issue shortly an order identifying the capabilities carriers, such as us, will have to provide to law enforcement officials in order to meet CALEA's requirements. Telecommunications carriers must also meet CALEA capacity requirement mandating that by March 12, 2001, carriers enable a specific number of simultaneous interceptions determined on a geographic basis. We cannot predict the nature and extent of the impact the CALEA requirements will have on us or on telecommunications carriers in general.

ITEM 2. PROPERTIES

     We own or lease buildings that contain approximately 180,000 square feet of floor space. Our primary headquarters are located in Dallas, Texas. We entered into a lease agreement effective March 1999 for our new corporate headquarters and expect to occupy an additional approximately 30,000 square feet at the new headquarters by the year 2000. We own an office building in Friendswood, Texas and an office building in Lafayette, Louisiana, and we lease the remainder of our office space.

     All of the fiber optic cable, fiber optic telecommunications equipment and other properties and equipment used in the networks, are owned or leased by us. We have entered into various franchise, rights of way and lease agreements for network regeneration sites. These properties and agreements do not lend themselves to description by character and location of principal units and are not considered meaningful for this disclosure. Our principal facilities include:

                                       APPROXIMATE
LOCATION                               SQUARE FEET                      DESCRIPTION
--------                               -----------                      -----------
Dallas, Texas........................    80,000      Corporate headquarters for administration, finance
                                                     and carrier sales functions, sales, switching and
                                                     customer support personnel
Houston, Texas.......................    24,000      Division headquarters for administration, finance
                                                     and sales functions
Friendswood, Texas...................    24,000      Engineering, network operations center,
                                                     administration, production and warehouse
Phoenix, Arizona.....................    10,300      Switching facility and sales functions

     We consider our current facilities adequate for our current needs and believe that suitable additional space will be available, as needed, to accommodate further physical expansion of corporate operations and for additional sales and service.

ITEM 3. LEGAL PROCEEDINGS

     We are a party to ordinary litigation incidental to our business from time to time. Currently, we are not a party to any litigation that we expect would have a material adverse effect on our results of operations, financial condition or cash flow.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

STOCK PRICES

     Our Common Stock, par value $.01 per share, has traded on the Nasdaq National Market under the symbol "CPRK" since August 27, 1998, the day after the business combination of our predecessor companies was completed. The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock as reported on the Nasdaq National Market.

                                                              PRICE RANGE OF
                                                               COMMON STOCK
                                                              --------------
                                                               HIGH     LOW
                                                              ------   -----
1998:
  Third Quarter (beginning on August 27, 1998)..............  $10.00   $6.38
  Fourth Quarter............................................  $ 8.75   $4.75
1999:
  First Quarter (through March 18, 1999)....................  $19.00   $7.25

     On March 18, 1999, the last reported closing sales price of the common stock was $16.875 per share. As of March 18, 1999, there were approximately 60 shareholders of record of our Common Stock.

DIVIDEND POLICY

     Since our company became a public company, we have not paid cash dividends on our Common Stock. We currently anticipate that all of our earnings will be retained for development of our business and do not anticipate paying any cash dividends in the foreseeable future.

     Any future determination as to the payment of dividends will be made in the discretion of our Board of Directors and will depend upon our operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deems relevant.

     Information pertaining to working capital restrictions and other limitations upon the payment of dividends is incorporated herein from Item
7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.

RECENT SALES OF UNREGISTERED SECURITIES

     None.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following table sets forth our summary financial data as of and for the years ended December 31, 1994, 1995, 1996, 1997 and 1998. The business combination among our predecessor companies was completed on August 26, 1998 and was accounted for as a pooling of interests. Accordingly, the Consolidated Financial Statements include our three predecessor companies (i.e., CapRock Telecommunications, CapRock Fiber and IWL Communications) as though these entities were always a part of CapRock.

    In May 1998, IWL Communications changed its fiscal year end to coincide with the fiscal years of CapRock, CapRock Telecommunications and CapRock Fiber. The Consolidated Statement of Operations for the year ended December 31, 1996 combines the operating activity of IWL Communications for the year ended June 30, 1996 with the operating activity of CapRock Telecommunications and CapRock Fiber for the year ended December 31, 1996. The net income of IWL Communications in the amount of approximately $260,000 for the six month period ended December 31, 1996 was excluded from the Consolidated Statement of Operations for the year ended December 31, 1996 as a result of the non-conforming year ends for such period. This amount was included as an adjustment to retained earnings in the Consolidated Statement of Stockholders' Equity and Comprehensive Income in 1997. IWL Communications' cash flow for this period was added to the 1997 beginning balance in the Consolidated Statement of Cash Flows.

                                                                   AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------------------
                                                               1994       1995       1996       1997        1998
                                                              -------    -------    -------    -------    --------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues....................................................  $21,159    $29,407    $50,970    $75,349    $121,774
Cost of services and product resales........................   15,295     21,185     39,357     52,471      83,221
                                                              -------    -------    -------    -------    --------
        Gross profit........................................    5,864      8,222     11,613     22,878      38,553
Operating expenses:
  Selling, general and administrative.......................    5,565      7,326      8,983     14,074      23,528
  Merger related expenses...................................       --         --         --         --       2,313
  Depreciation and amortization.............................      631      1,186      1,536      3,346       4,887
                                                              -------    -------    -------    -------    --------
        Total operating expenses............................    6,196      8,512     10,519     17,420      30,728
                                                              -------    -------    -------    -------    --------
Operating income (loss).....................................     (332)      (290)     1,094      5,458       7,825
Interest expense, net.......................................     (224)      (484)      (585)    (1,603)     (6,441)
Other income................................................      256        151         42        220         106
                                                              -------    -------    -------    -------    --------
Income (loss) before income taxes and extraordinary item....     (300)      (623)       551      4,075       1,490
Income taxes................................................       77         48        227      1,513       1,267
                                                              -------    -------    -------    -------    --------
Income (loss) before extraordinary item.....................     (377)      (671)       324      2,562         223
Extraordinary item -- extinguishment of debt................       --        645         --         --          --
                                                              -------    -------    -------    -------    --------
        Net income (loss)...................................  $  (377)   $   (26)   $   324    $ 2,562    $    223
                                                              =======    =======    =======    =======    ========
Pro forma net income (loss):
  Income (loss) before income taxes and extraordinary
    item....................................................  $  (300)   $  (623)   $   551    $ 4,075    $  1,490
  Pro forma income taxes, as if CapRock Fiber were a C
    corporation.............................................     (131)      (211)       143      1,475       1,267
                                                              -------    -------    -------    -------    --------
  Income (loss) before extraordinary item...................     (169)      (412)       408      2,600         223
  Extraordinary item, net of taxes..........................       --        397         --         --          --
                                                              -------    -------    -------    -------    --------
        Pro forma net income (loss).........................  $  (169)   $   (15)   $   408    $ 2,600    $    223
                                                              =======    =======    =======    =======    ========
Historical and pro forma income (loss) per common share:
  Income (loss) before extraordinary item...................  $ (0.01)   $ (.002)   $  0.01    $  0.09    $   0.01
  Extraordinary item, net of tax............................       --       .002         --         --          --
                                                              -------    -------    -------    -------    --------
  Basic and diluted.........................................  $ (0.01)   $    --    $  0.01    $  0.09    $   0.01
                                                              =======    =======    =======    =======    ========
Weighted average shares outstanding:
  Basic.....................................................   25,715     25,926     27,146     27,984      28,899
  Diluted...................................................   25,715     25,936     27,156     28,481      30,028
OPERATING DATA:
EBITDA(1)...................................................  $   299    $   896    $ 2,630    $ 8,804    $ 15,025
Cash flows provided by (used in) operations.................     (593)       827        781      4,112       7,125
Cash flows used in investing activities.....................   (1,366)    (1,919)    (9,350)   (12,987)   (134,350)
Cash flows provided by financing activities.................    2,324        903      8,605     12,113     123,989
Capital expenditures........................................   (1,822)    (2,282)   (10,212)   (13,630)    (36,855)
BALANCE SHEET DATA:
Working capital (deficit)...................................  $  (441)   $  (797)   $(2,153)   $  (305)   $102,489
Property, plant and equipment, net..........................    2,935      6,705     15,901     27,341      59,607
Total assets................................................    9,596     13,198     28,522     49,389     191,966
Long-term debt and capital lease obligations................    1,221      2,443     13,254     21,062     145,187
Stockholders' equity........................................    2,829      3,552      3,886     14,086      16,062

---------------

(1) EBITDA consists of earnings before interest, income taxes, depreciation and amortization and merger related expenses. EBITDA is a measure commonly used in the communications industry to analyze companies on the basis of operating performance. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to net income as a measure of performance nor as an alternative to cash flow as a measure of liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Form 10-K. See "Item 8 -- Financial Statements." This information is not necessarily indicative of future operating results. Except for the historical information contained below, the matters discussed in this section are forward-looking statements that involve a number of risks and uncertainties. Our actual liquidity needs, capital resources and operating results may differ materially from the discussion shown below in these forward-looking statements.

OVERVIEW

     We own and operate a scalable long-haul fiber network which upon completion is expected to cover approximately 5,500 route miles throughout the Southwest region, which includes Texas, Louisiana, Arkansas, Oklahoma and New Mexico. This fiber network supports the voice, data, bandwidth and dark fiber services we provide to our carrier and retail customers.

     In August 1998, we announced that we had completed a business combination transaction in which our predecessor companies combined to form our company as it exists today. The combination was accounted for as a pooling of interests. Accordingly, our consolidated results include our three predecessor companies (i.e., CapRock Telecommunications, CapRock Fiber and IWL Communications) as though these entities had always been a part of CapRock.

     We intend to be the premier provider of carriers' carrier services and the leading facilities-based integrated communications provider in the Southwest region. To measure our progress, we classify our revenues in three categories: carriers' carrier, integrated services and systems services. Our carriers' carrier revenues include domestic and international long distance, bandwidth and dark fiber services sold to telecommunications carriers and other wholesale customers. Currently, we have over 100 carrier customers, including AT&T, MCI WorldCom, Sprint Corporation and Qwest Communications, as well as many regional independent companies such as Century Telephone Enterprises, Inc. and Lufkin Conroe Telephone. Our integrated services revenues reflect our local, long distance, Internet, data and private line products provided to over 5,000 small and medium-sized businesses on a single bundled bill. Lastly, our systems services revenues represent the voice and data systems and services we provide primarily to the oil and gas industry offshore in and along the Gulf of Mexico.

     Our proximity to Mexico allows us to directly connect to the fiber networks of multiple Mexican telecommunications carriers. Subject to compliance with certain regulatory requirements, we are capable of providing dark fiber to these carriers at several border crossings enabling them to close open fiber rings in Mexico by using CapRock fiber on the U.S. side of the border. Additionally, our direct connect agreements with foreign carriers position us to capture increased levels of growing international traffic.

     In addition, we recently announced our joint build agreement with Enron Communications, Inc. to jointly build approximately 1,050 miles of fiber network in Texas. Through this joint build arrangement, we will connect Amarillo, Lubbock, Dallas, Fort Worth, Waco, Bryan, Austin, San Marcos, San Antonio and Houston, Texas. The build plan includes four conduits to be placed throughout the approximately 1,050 miles, with one and one-quarter conduits to be owned and funded directly by us, one and one-quarter to be owned and funded by Enron Communications and one and one-half to be owned and funded by a limited partnership formed by us and Enron Communications. Our agreements with Enron Communications provide that the partnership will install 192 fibers in the first conduit and will sell 96 of the 192 fibers to be installed. Of the remaining 96 fibers, we will own 48 fibers and Enron Communications will own 48 fibers. The joint build arrangement provides several benefits, including reduction of construction costs, accelerated acquisition of right of way and franchise agreements, the majority of which are essentially in place, and the freeing up of resources to potentially accelerate the build of the remaining portion of the network.

RESULTS OF OPERATIONS

     CapRock recognizes revenue from the following sources: carriers' carrier, integrated services, system services and product resales.

     Carriers' Carrier. Carriers' carrier revenue includes all carrier revenues generated from the sale of domestic and international switched services, from the sale of T-1 and DS-3 broadband capacity and from the sale and lease of dark fiber. The revenue generated from the international switched services represent minutes of long distance traffic terminating in foreign countries, but generated by domestic U.S.-based long distance carriers. Such revenues are recognized when the services are provided. The cost of revenues associated with these services is based primarily on the direct costs associated with owned and leased transmission capacity and the cost of transmitting and terminating traffic on other carriers' facilities. Commissions paid to sales representatives or agents to acquire customer call traffic are expensed in the period when associated call revenues are recognized.

     We account for long-term construction contracts relating to the development of telecommunications networks for customers using the percentage-of-completion method, which would include the sale of fiber through indefeasible right to use contracts, or IRUs, and the related construction services associated with building the fiber network specified in the IRUs. Our revenues from IRUs will be generated from the amount of fiber we build on our network in excess of that which we intend to retain for our own use. As a result, we expect that revenues from IRUs will diminish over time as our supply of excess fiber is sold. Progress under the percentage-of-completion method is measured based upon costs incurred to date compared with total estimated construction costs. Customers are billed based upon contractual milestones.

     Integrated Services. Integrated communications services revenue includes all revenues generated from the sale of telecommunications products to business and residential customers. These products include local, long distance, Internet, data and private line services.

     Systems Services. Systems services revenue includes revenues generated from the design, installation, leasing and sale of voice and data systems and products, primarily to companies in the oil and gas industry.

     Product Resales. In 1997, CapRock provided services to a subsidiary of Shell, which included the resale of a significant amount of Alcatel products. The Shell project was substantially completed in May 1997 and, therefore, is not expected to contribute in a material manner to CapRock's total sales in future years.

     The following table represents the various sources of revenue:

                                                   YEAR ENDED DECEMBER 31,
                                                 ----------------------------
                                                  1996      1997       1998
                                                 -------   -------   --------
                                                    (DOLLARS IN THOUSANDS)
Revenues:
  Carriers' carrier............................  $22,405   $41,805   $ 72,165
  Integrated services..........................    1,980     8,640     17,978
  Systems services.............................   16,031    21,959     31,631
                                                 -------   -------   --------
          Total service revenue................   40,416    72,404    121,774
  Product resales..............................   10,554     2,945         --
                                                 -------   -------   --------
          Total revenues.......................  $50,970   $75,349   $121,774
                                                 =======   =======   ========
Gross margin percent:
  Gross margin -- service revenue..............       27%       31%        32%
                                                 =======   =======   ========
  Gross margin -- product resales..............        8%       20%        --%
                                                 =======   =======   ========
  Gross margin -- total........................       23%       30%        32%
                                                 =======   =======   ========

     The following table sets forth for the periods indicated CapRock's statement of operations as a percentage of its operating revenues:

                                                          FOR THE YEAR ENDED
                                                             DECEMBER 31,
                                                        ----------------------
                                                        1996     1997     1998
                                                        ----     ----     ----
Revenues..............................................  100%     100%     100%
Cost of services......................................   58%      67%      68%
Cost of product resales...............................   19%       3%      --%
                                                        ---      ---      ---
Gross profit..........................................   23%      30%      32%
Operating expenses:
  Selling, general and administrative.................   18%      19%      19%
  Merger related expenses.............................   --%      --%       2%
  Depreciation and amortization.......................    3%       4%       4%
                                                        ---      ---      ---
Total operating expenses..............................   21%      23%      25%
                                                        ---      ---      ---
Operating income......................................    2%       7%       6%
Interest expense......................................   (1)%     (2)%     (8)%
Interest income.......................................   --%      --%       2%
Other income..........................................   --%      --%      --%
                                                        ---      ---      ---
Income before income taxes............................    1%       5%       1%
Income tax expense....................................   --%       2%       1%
                                                        ---      ---      ---
Net income............................................    1%       3%      --%
                                                        ===      ===      ===

YEAR ENDED 1997 COMPARED TO 1998

     Revenues. Total revenues increased $46.5 million, or 62%, from $75.3 million in 1997 to $121.8 million in 1998. The 62% increase was attributable to increases of 73% in carriers' carrier, 108% in integrated services and 44% in systems services revenue.

     Carriers' carrier revenue increased $30.4 million from $41.8 million in 1997 to $72.2 million in 1998. The 73% increase resulted primarily from the rapid growth in domestic and international switched services sold to other carriers and as a result of $9.5 million in IRUs in 1998; no such revenue from IRUs was recorded before 1998.

     Integrated services revenue increased $9.3 million from $8.6 million in 1997 to $18.0 million in 1998. The 108% increase was attributable to growth in the number of business customers both from increased penetration in our existing markets and from the deployment of our network into new markets.

     Systems services revenue increased $9.7 million from $22.0 million in 1997 to $31.6 million in 1998. The 44% increase was attributable to growth associated with the leasing and sale of voice and data systems products and projects involving the engineering and integration of telecommunications systems and sales, service and maintenance of telecommunications equipment.

     Product resale revenue was $2.9 million in 1997 as compared to no product resales in 1998. The product resales to a single customer were substantially complete in May 1997 and such revenues are not expected to contribute in a material manner in future years.

     Costs of Services and Product Resales. Cost of services increased $30.7 million, or 59%, from $52.5 million in 1997 to $83.2 million in 1998. The growth in cost of services was primarily attributable to the continued growth in all three revenue categories. The 2 percentage point increase in gross margin from 30% to 32% resulted primarily from favorable pricing attributable to the higher traffic and new vendors and the sale of dark fiber. The increase in the gross margin in 1998 was partially offset by lower margins attributable to Mexico and other international traffic, which carry a lower gross margin percentage. Gross margins may vary in future periods as a result of these and other factors.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") includes salaries, benefits, occupancy costs, commissions, sales and marketing expenses and administrative expenses. SG&A increased $9.4 million, or 67%, from $14.1 million in 1997 to $23.5 million in 1998. The increase resulted primarily from the additional personnel required to support CapRock's growth, advertising to increase name recognition and brand awareness, and additional sales commission payments.

     CapRock recorded merger related expenses of $2.3 million in 1998, as compared to no such costs in 1997. The merger related costs relate to the business combination of CapRock Telecommunications, CapRock Fiber and IWL Communications, our predecessor companies. This combination was consummated on August 26, 1998. The merger related expenses consist of fees for investment bankers, attorneys, accountants, financial printing and other related charges.

     Depreciation and amortization expense increased $1.5 million, or 46%, from $3.3 million in 1997 to $4.9 million in 1998. This increase resulted primarily from purchases of additional equipment and other fixed assets to accommodate CapRock's growth. CapRock expects that depreciation and amortization expense will continue to increase in subsequent periods as CapRock continues to expand its facilities.

     Interest Expense. Interest expense increased $7.8 million from $1.7 million in 1997 to $9.5 million in 1998. The increase resulted from interest expense related to its senior notes. See "-- Liquidity and Capital Resources."

     Interest Income. Interest income increased $2.9 million from $133,000 in 1997 to $3.0 million in 1998. The increase was attributable to the interest and investment accretion associated with the marketable securities purchased with the proceeds from the senior notes. See " -- Liquidity and Capital Resources."

     Income Taxes. Income tax expense of $1.5 million in 1997 was comparable to the income tax expense of $1.3 million in 1998. The effective tax rate was 37% in 1997 as compared to 85% in 1998. The increase in the effective tax rate was primarily attributable to certain non-deductible merger related expenses in the amount of approximately $1.8 million.

     Net Income. Net income decreased $2.3 million, or 91%, from $2.6 million in 1997 to $223,000 in 1998 as a result of the factors discussed above.

YEAR ENDED 1996 COMPARED TO 1997

     Revenues. Total revenues increased $24.3 million from $51.0 million in 1996 to $75.3 million in 1997. The 48% increase was due to increases in revenues from both domestic and international switched services and to growth in switched services provided to small and medium-sized businesses and to consumers as a result of the continued expansion of CapRock's direct and agent sales. The 48% increase was attributable to increases of 87% in carriers' carrier, 336% in integrated services and 37% in systems services revenue. Product resale revenue was $10.6 million in 1996, as compared to $2.9 million in 1997. The product resales were substantially complete in May 1997 and these revenues are not expected to contribute in a material manner in future years after 1997.

     Carriers' carrier revenue increased $19.4 million from $22.4 million in 1996 to $41.8 million in 1997. The 87% increase resulted primarily from the rapid growth in domestic and international switched services sold to the other carriers.

     Integrated services revenue increased $6.7 million from $2.0 million in 1996 to $8.6 million in 1997. The 336% increase was attributable to growth in the number of business customers.

     Systems services revenue increased $6.0 million from $16.0 million in 1996 to $22.0 million in 1997. The 37% increase was attributable to growth associated with the leasing and sale of voice and data systems products and projects involving the engineering and integration of telecommunications systems and sales, services and maintenance of telecommunication equipment.

     Costs of Services and Product Resales. Cost of services increased $13.1 million from $39.4 million in 1996 to $52.5 million in 1997. The growth in cost of services was primarily attributable to the continued growth in all three revenue categories. The 7 percentage point increase in gross margin from 23% to 30% resulted primarily from favorable pricing attributable to the higher traffic and new vendors, as well as a more favorable mix of international and domestic traffic. Additionally, the total margin increase was partially attributable to the completion of the product resales to a single customer in 1997. Gross margins may vary in the future periods as a result of these factors.

     Selling, General and Administrative Expenses. SG&A includes the cost of salaries, benefits, occupancy costs, commissions, sales and marketing expenses and administrative expenses. SG&A increased $5.1 million from $9.0 million in 1996 to $14.1 million in 1997. The increase resulted from additional personnel needed to support CapRock's growth, additional sales commission payments and from increases in travel and advertising expenses.

     Depreciation and amortization expense increased $1.8 million from $1.5 million in 1996 to $3.3 million in 1997. This increase resulted primarily from purchases of additional equipment and other fixed assets to accommodate CapRock's growth. CapRock expects that depreciation and amortization expense will continue to increase in subsequent periods as CapRock continues to expand its facilities.

     Interest Expense. Interest expense was approximately $631,000 in 1996, as compared to $1.7 million in 1997.

     Income Taxes. Income tax expense increased $1.3 million from $227,000 in 1996 to $1.5 million in 1997. This increase was attributable to the improved profitability of CapRock.

     Net Income. Net income increased $2.2 million from $324,000 in 1996 to approximately $2.6 million in 1997 as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     CapRock's total assets increased $142.6 million, or 289%, from $49.4 million at December 31, 1997 to $192.0 million at December 31, 1998. The increase was attributable to internal growth, build out of the fiber optic network and the receipt of the proceeds from the senior notes issued July 1998. CapRock had cash and cash equivalents of $3.5 million at December 31, 1997, as compared with $294,000 at December 31, 1998 and marketable securities of $97.0 million at December 31, 1998 as compared to no marketable securities at December 31, 1997. CapRock had a working capital deficit of $305,000 at December 31, 1997 as compared to working capital of $102.5 million at December 31, 1998. The increase in the working capital was attributable to the issuance of the senior notes and the repayment of CapRock's existing notes, which were repaid using a portion of the proceeds from the senior notes.

     CapRock's cash flow from operations in 1997 and 1998 was $4.1 million and $7.1 million, respectively. The increase of $3.0 million, or 73%, was primarily attributable to overall growth. Additionally, accounts payable and accrued expenses increased $15.0 million from $11.9 million at December 31, 1997 to $26.9 million at December 31, 1998. The increase was primarily attributable to increased expenditures and amounts due to vendors relating to the fiber optic network build out.

     Cash used in investing activities in 1997 and 1998 was $13.0 million and $134.3 million, respectively. The increase of $121.4 million, or 935%, primarily relates to the net investment in marketable securities of $97.0 million from the proceeds of the senior notes, the purchase of telecommunications equipment and costs incurred with the build out of the fiber optic network.

     In January 1998, CapRock completed the acquisition of Integrated Communications and Engineering, Ltd., a communications systems integrator and maintenance provider in Aberdeen, Scotland. CapRock paid a total purchase price of approximately $2.2 million comprised of approximately $610,000 in cash and 207,266 shares of CapRock's Common Stock.

     In July 1998, CapRock issued $150.0 million aggregate principal amount of its senior notes. Interest on the senior notes is payable semi-annually in arrears on January 15 and July 15 of each year, commencing January 15, 1999, at the rate of 12% per year. A portion of the net proceeds from the offering of the senior notes was used to repay all existing debt obligations of CapRock Telecommunications, CapRock Fiber and IWL Communications, our predecessor companies. The proceeds used for the debt payoffs totaled $26.8 million. The remaining proceeds, net of transaction costs, have been, or will be, used to fund additional capital expenditures for the construction of CapRock's fiber optic network, switching equipment and other capital expenditures to expand its sales offices, for potential acquisitions and for general working capital purposes. The funds are invested in high-grade liquid securities classified as available for sale. The indenture governing the issuance of the senior notes contains certain restrictive operating and financial covenants, including restrictive covenants relating to borrowing additional money, paying dividends or making other distributions to our shareholders, limiting the ability of subsidiaries to make payments to us, making certain investments, creating certain liens on our assets, selling certain assets and using the proceeds from those sales for certain purposes, entering into transactions with affiliates, and engaging in certain mergers or consolidations. All of the covenants are subject to a number of important qualifications and exceptions. These covenants may adversely affect CapRock's ability to finance its future operations or capital needs or to engage in other business activities that may be in the best interests of CapRock.

     CapRock expects to require significant financing for future capital expenditure and working capital requirements. By the end of the year 2000, CapRock intends to build out its fiber optic network to approximately 5,500 route miles throughout the Southwest region. CapRock intends to use advanced fiber capable of supporting dense wave division multiplexing with an OC-48 backbone scalable to OC-192, and intends to install 96 fibers throughout most of its network and intends to retain on average 24 fiber strands. CapRock is burying three to four conduits throughout its network. CapRock currently estimates that its aggregate capital requirements will total approximately $250 million for 1999 and approximately $160 million for 2000, including expenditures to be made under the joint build arrangement with Enron Communications. CapRock expects to make substantial capital expenditures thereafter. Capital expenditures will be required to (1) fund the construction and operation of the fiber optic network, including the portion to be constructed through the joint build arrangement with Enron Communications; (2) fund the installation of voice and data switches, and (3) open sales offices and add sales support and customer service personnel in markets throughout Texas, Louisiana, Oklahoma, Arkansas and New Mexico.

     CapRock believes that its cash and marketable securities, cash flow from operations and sales of dark fiber, together with either the expected net proceeds from the secondary equity offering or the bank credit facility that it is currently negotiating, will be sufficient to fund its capital expenditures and working capital requirements for at least the next 12 months. More specifically, with CapRock's cash and marketable securities, cash flow from operations, and the expected net proceeds from the secondary equity offering, the planned completion of the network through the end of 1999 will be fully funded, and CapRock believes that those sources of capital together with vendor financings, borrowings under the credit facility that it is currently negotiating, and anticipated sales of dark fiber will be sufficient to fully fund completion of the network as planned. However, no assurances can be made as to when or whether the secondary equity offering or the credit facility will be completed. If CapRock is unable to complete either the equity offering or the credit facility, or both, CapRock will seek alternate sources of financing and, if Caprock is unable to obtain them, CapRock may have to curtail or delay the build out of its fiber network and its level of capital expenditures. CapRock is currently cash flow positive, with EBITDA of $8.8 million in 1997 and EBITDA of $15.0 million in 1998 (exclusive of merger related expenses).

     CapRock may require additional capital in the future for new business activities related to its current and planned businesses, or in the event it decides to make additional acquisitions or enter into joint venture and strategic alliances. Sources of additional capital may include cash flow from operations, public or private equity and debt financings, bank debt, vendor financings and indefeasible right to use contracts. In addition, CapRock may enter into joint construction agreements with carriers, thereby reducing its capital expenditure requirements. However, we cannot assure you that CapRock will be successful in producing sufficient cash flow or raising sufficient debt or equity capital to meet its strategic business objectives or that such funds, if available, will be available on a timely basis and on terms that are acceptable to CapRock. If CapRock is unable to obtain such capital, the build out of portions of its expanded network may be significantly delayed, curtailed or abandoned. In addition, CapRock may accelerate the rate of deployment of its network, which in turn may accelerate CapRock's need for additional capital. CapRock's actual capital requirements will also be affected, possibly materially, by various factors, including the timing and actual cost of the deployment of CapRock's network, the timing and cost of expansion into new markets, the extent of competition and the pricing of dark fiber and telecommunications services in its markets.

     On March 22, 1999, CapRock announced that it had filed a Registration Statement on Form S-1 on Friday March 19, 1999 pursuant to which it was proposing to offer 5 million shares of Common Stock and that certain of its selling shareholders were proposing to offer another 1.5 million shares of Common Stock. The offering is being managed by Merrill Lynch & Co. The Registration Statement for the proposed offering has not yet been declared effective, and no assurances can be made that the offering will be completed. See "Item 1 -- Business -- Secondary Equity Offering."

CREDIT FACILITY

     CapRock is currently negotiating with a bank to obtain a senior credit facility in the amount of $100 million. The final terms and conditions of the credit facility will depend on negotiation of definitive documentation for the credit facility, however the credit facility is expected to have a five-year term and is expected to contain standard and customary restrictive covenants, including financial covenants. As our network build out proceeds and our customer base expands, we will consider refinancing a portion of our borrowings under the credit facility with long-term indebtedness.

NEW ACCOUNTING PRONOUNCEMENTS

     On January 1, 1998, CapRock adopted Statement of Accounting Standard No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and currency translation adjustments and is presented in the consolidated statements of stockholders' equity and comprehensive income. This Statement requires changes in disclosure only and it does not affect results of operations or financial position. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which CapRock adopted in 1998. CapRock identified operating segments based upon how management allocated resources and assesses performance. SFAS No. 131 requires changes in disclosure only and does not affect results of operations or financial position. Prior year comparative information has been restated to conform to the requirements of SFAS No. 131.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity" ("SFAS 133") which requires that all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The adoption of SFAS 133 will not have an impact on CapRock's results of operations, financial position or cash flow.

CONTINGENCIES

     CapRock is party to ordinary litigation incidental to its business. No currently pending litigation is expected to have a material adverse effect on our results of operations, financial condition or cash flow.

YEAR 2000

     The year 2000 problem is the inability of a meaningful portion of the world's computers, software applications and embedded semiconductor chips to cope with the change of the year from 1999 to 2000. This issue can be traced to the infancy of computing, when computer data and programs were designed to save disk space by truncating the date field to just six digits (two for the day, two for the month and two for the year). Therefore, information applications automatically assumed that the two-digit year field represented a year within the 1900's. As a result of this, systems could fail to operate or fail to produce correct results when dates roll over to the year 2000.

STATE OF READINESS

     The year 2000 problem affects computers, software, and other equipment used, operated, or maintained by CapRock for itself and its customers. CapRock has substantially completed the process of assessing the potential impact of, and the costs of remediating, the year 2000 problem for its internal systems, facilities systems and equipment.

     CapRock's business depends upon the operation of computer systems. CapRock has established a year 2000 committee made up of leaders from the operational areas of CapRock to assess CapRock's year 2000 problem. The committee has the involvement of senior management and the Board of Directors and its objectives are a top priority. CapRock has undertaken various initiatives intended to provide computer equipment and software that will function properly with respect to dates in the year 2000 and thereafter. Computer equipment and software include systems that are commonly thought of as Information Technology, or IT, systems, including accounting, data processing, telephone/PBX systems, scanning equipment and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as alarm systems, fax machines or other miscellaneous systems. Based upon its identification and assessment efforts to date, CapRock believes that certain computer equipment and software it currently uses will require replacement or modification. In addition, in the ordinary course of replacing computer equipment and software, CapRock will obtain replacements that are warranted to be year 2000 compliant. CapRock currently estimates that the year 2000 identification, assessment, remediation and testing efforts will be substantially complete by June 30, 1999 and that such efforts will be completed before any currently anticipated impact on its computer equipment and software. CapRock has substantially completed the identification and assessment process. CapRock estimates that it currently has completed approximately 70% of the initiatives that it believes will be necessary to address potential year 2000 issues relating to its computer equipment and software. The projects comprising the remaining 30% of the initiative are in process and are expected to be completed on or about June 30, 1999.

YEAR 2000 INITIATIVE                                           TIME FRAME
--------------------                                           ----------
Identification and assessment regarding IT system issues....    Completed
Remediation and testing regarding critical system issues....    6/98-3/99
Identification, assessment, remediation and testing
  regarding desktop and individual system issues............    6/98-6/99
Identification and assessment regarding non-IT system
  issues....................................................    8/98-4/99
Remediation and testing regarding non-IT systems............   11/98-6/99

     CapRock has mailed questionnaires to its significant vendors, service providers and customers with whom CapRock's systems electronically interface to determine the extent to which such interfaces and system processes are vulnerable to year 2000 issues and whether the products and services of such entities are year 2000 compliant. Substantially all of the parties have responded to the request and no significant matters were noted from these responses. However, the information contained in a number of the responses was generic in nature and did not specifically address the stage of their year 2000 initiatives. CapRock will continue seeking alternate vendors in advance of December 31, 1999 in the event satisfactory responses are not received.

     CapRock has evaluated its systems and has identified the following systems and functions as mission critical:

     - switching systems,

     - network operations and fiber,

     - satellite/microwave transmission equipment and satellite service providers,

     - billing and call record collection systems, and

     - supply chain (vendor provider of switched services).

  Switching Systems:

     Switching equipment is used to connect calls to their destination, while performing other advanced features and recording call record information for future billing. The switch opens or closes circuits or selects the paths or circuits to be used for the transmission of information. CapRock currently owns six switches, three of which are physically located in Dallas, Texas (two are calling card platforms), two in Houston, Texas and one in Phoenix, Arizona. CapRock also manages a switch in Jersey City, New Jersey. CapRock has completed the assessment and certain test procedures relating to the switching equipment and has identified certain non-compliant features, which can be remediated through software upgrades. The upgrades are currently available by the respective manufacturer of the switches. All of the software upgrades are scheduled to be installed by March 31, 1999.

     By March 31, 1999, CapRock anticipates that the remainder of the testing procedures for the switching equipment will be substantially complete for all switches which are currently operational. The switches which have not been placed in service will be subject to integrated test procedures prior to being placed in service. The test will incorporate the call collection processes and the interfaces with the billing system. The test will involve simulating date changes with the switch, such that the call records will be processed, rated and properly captured in the billing system as a billable transaction.

     The test procedures will consist of the following:

     - process flow analysis,

     - documentation of overall integrated test strategy,

     - documentation and test case plans at an individual component level,

     - committee agreement regarding the test plan,

     - execution of the integrated test plan, and

     - documentation regarding the results of test procedures.

  Network Operations and Fiber:

     CapRock currently owns and operates an 800-route mile fiber optic network, which was substantially completed by December 31, 1998. Approximately 260 route miles were completed and placed in service in January 1997. The network is currently being expanded to 5,500 route miles (which CapRock expects to be completed by the end of the year 2000). The fiber optic network is designed to be scalable and will include network-advanced fiber, which is capable of supporting dense wave division multiplexing with an OC-48 backbone scalable to OC-192. The fiber optic network will include electronic equipment, which regenerates and transports the voice, data and other information. A detailed assessment of the network operations and fiber equipment has been performed and no significant non-compliant issues have been identified.

  Satellite/Microwave Transmission Equipment and Satellite Service Providers:

     CapRock utilizes satellite service providers to provide communications services to certain customers in remote locations. CapRock has sent correspondence to each of the three vendors supplying the satellite services. Each of the satellite service providers has responded. None of them noted any significant non-compliant issues. CapRock is continuing to pursue additional information and test data from these providers and will seek new providers, if necessary.

  Billing and Call Record Collection Systems:

     CapRock handles its provisioning, customer care, billing and traffic reporting functions on a proprietary software platform developed by RiverRock Systems, Ltd., a Texas limited partnership in which CapRock has a 49% ownership interest. These operations support systems, or OSS systems, and other back office systems are used to enter, schedule and track a customer's order from the point of sale to the installation and testing of service. The systems also include or interface with trouble management, inventory, billing, collection and customer service systems. The test procedures relating to the billing system and call record collection processes will be performed in conjunction with the switching equipment test procedures and are anticipated to be substantially complete by March 31, 1999.

     CapRock believes that substantially all of the hardware, database platform and operating systems impacting the billing system function will not be materially affected by Year 2000 issues.

  Supply Chain (Vendor Provider of Switch Services):

     CapRock is dependent upon a number of telecommunications carriers during the process of initiating and terminating calls to end-users. CapRock has sent correspondence to each of the significant suppliers regarding their year 2000 status and has received substantially all of the responses from such suppliers. However, the information contained in a number of the responses was generic in nature and did not specifically address the stage of their year 2000 initiatives. CapRock will seek alternate suppliers in advance of December 31, 1999 in the event satisfactory responses are not received.

     Based upon CapRock's current assessment and responses from vendors, CapRock believes that the risks associated with the year 2000 problem relating to domestic traffic and terminations are not significant. CapRock is in the process of evaluating the impact of year 2000 as it relates to the termination of traffic in international locations, and specifically third world and developing countries.

  Non-IT Systems

     CapRock continues to evaluate non-information technology systems. Based on current results and other factors, CapRock does not anticipate finding any material embedded system issues in its non-IT systems.

COSTS

     CapRock anticipates that costs of replacing or remediating non-compliant systems will not exceed $500,000 (remediation costs incurred to date have been immaterial). Such expenditures represent less than 1% of 1999 projected capital expenditures, and will be funded out of cash flow from operations.

RISKS

     CapRock has begun, but not yet completed, a comprehensive analysis of the problems and costs, including loss of revenues, that would be reasonably likely to result from the failure by CapRock or certain third parties to complete the efforts necessary to achieve year 2000 compliance on a timely basis.

     CapRock has not yet completed its identification of the most likely worst case scenario. However, CapRock believes that the most reasonably likely worst case scenario would involve loss of revenues relating to traffic terminating in certain developing third world countries, which have not adequately prepared for the year 2000. CapRock relies upon certain vendors to supply international services and the possibility exists that some of the traffic in these developing third world countries may not be able to be completed. The estimated loss of revenue, if any, has not been determined, and we may not be able to identify the amount of any loss by the year 2000. Depending on the systems affected, the failure of any contingency plans developed by CapRock, if implemented, could have a material adverse effect on CapRock's financial condition and results of operations.

CONTINGENCY PLANS

     The contingency plans include a proactive analysis of countries that are actively pursuing year 2000 remediation. CapRock is using outside consultants to assist with an analysis of countries that are not actively pursuing year 2000 compliance and remediation. Contingency plans include identifying these countries noted with substantial risk and potentially redirecting the sales and marketing efforts to other countries less likely to be affected by year 2000 problems.

     CapRock is still formulating contingency plans relating to the use of the satellite service providers. CapRock continues to actively pursue receiving test data and procedures from these service providers regarding year 2000 compliance. CapRock will consider utilizing other service providers if the current service providers cannot demonstrate compliance to CapRock's satisfaction by June 30, 1999.

     CapRock is still formulating contingency plans regarding significant suppliers of telecommunication services, which may suffer a year 2000-related failure. CapRock utilizes a number of different service providers and the contingency plan will include re-routing traffic from a vendor which has experienced a year 2000 systems failure to one or more other vendors.

DISCLAIMER

     The discussion of CapRock's efforts, and management's expectations, relating to year 2000 compliance are forward-looking statements and the dates on which CapRock believes it will complete such efforts are based upon management's best estimates. These estimates were derived using numerous assumptions regarding future events, including the continued availability of certain resources and other factors. We cannot assure you that these estimates will prove to be accurate, and our actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to the availability and cost of personnel trained in year 2000 issues, the ability to identify, assess, remediate and test all relevant computer codes and embedded technology and similar uncertainties. In addition, variability of definitions of "compliance with year 2000" relating to products and services sold by CapRock may lead to claims whose impact on CapRock is currently not estimable. We cannot assure you that the aggregate cost of defending and resolving such claims, if any, will not materially adversely affect our results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     CapRock is exposed to market risk from changes in marketable securities (which consist of money market and commercial paper). At December 31, 1998, marketable securities of CapRock were recorded at a fair value of approximately $97 million, with an overall weighted average return of approximately 5% and an overall weighted average life of less than 1 year. The marketable securities held by CapRock have exposure to price risk, which is estimated as the potential loss in fair value due to a hypothetical change of 50 basis points (10% of CapRock's overall average return on marketable securities) in quoted market prices. This hypothetical change would have an immaterial effect on the recorded value of the marketable securities.

     CapRock is not exposed to material future earnings or cash flow fluctuations from changes in interest rates on long-term debt since 100% of its long-term debt is at a fixed rate of December 31, 1998. The fair value of CapRock's long-term debt at December 31, 1998 was estimated to be $144 million based on the overall rate of the long-term debt of 12% and an overall maturity of 9.5 years compared to terms and rates currently available in long-term financing markets. Market risk is estimated as the potential decrease in fair value of CapRock's long-term debt resulting from a hypothetical increase of 120 basis points in interest rates (ten percent of CapRock's overall borrowing rate). Such an increase in interest rates would result in approximately a $5.1 million decrease in fair value of CapRock's long-term debt. To date, CapRock has not entered into any derivative financial instruments to manage interest rate risk and is currently not evaluating the future use of any such financial instruments.

     CapRock conducts business in Aberdeen, Scotland, through a wholly owned subsidiary. However, the business transacted by this subsidiary is in the local functional currency. Therefore, CapRock does not currently have any exposure to foreign currency transaction gains or losses. All other business transactions are in U.S. dollars. To date, CapRock has not entered into any derivative financial instrument to manage foreign currency risk and is currently not evaluating the future use of any such financial instruments.

ITEM 8. FINANCIAL STATEMENTS

     Information called for by this item is set forth in the Company's Consolidated Financial Statements contained in this Form 10-K. The Company's Consolidated Financial Statements begin at page F-1 hereunder.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The presentation of Directors and Executive Officers of the Registrant appears in the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders ("Proxy Statement") which is incorporated by reference herein.

ITEM 11.  EXECUTIVE COMPENSATION

     The presentation of Executive Compensation of the Registrant appears in the Proxy Statement which is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The presentation of the Security Ownership of Certain Beneficial Owners and Management of the Registrant appears in the Proxy Statement which is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The presentation of Certain Relationships and Related Transactions of the Registrant appears in the Proxy Statement which is incorporated by reference herein.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)(1)             -- Financial Statements.
                         The financial statements filed as a part of this Annual
                            Report on Form 10-K are listed in the "Index to
                            Consolidated Financial Statements" on page F-1 hereof.
         (2)             -- Financial Statement Schedules.
                         The financial statement schedules for which provision is
                            made in the applicable accounting regulations of the
                            Securities and Exchange Commission are not required under
                            the related instructions or are inapplicable and
                            therefore have been omitted.

         (3)             -- Exhibits.
                         The following exhibits are filed as a part of this Annual
                            Report on Form 10-K.

          2.1            -- Agreement and Plan of Merger and Plan of Exchange, dated as of February 16, 1998, by and among the Registrant, IWL
                            Communications, Incorporated ("IWL"), IWL Acquisition
                            Corp., CapRock Communications Corp. (n/k/a CapRock
                            Telecommunications Corp. ("CapRock Telecommunications")),
                            CapRock Acquisition Corp., and CapRock Fiber Network,
                            Ltd. ("CapRock Fiber" and collectively, the "Parties").
                            The schedules to the Agreement and Plan of Merger and
                            Plan of Exchange and the appendices thereto have been
                            omitted. The Registrant will furnish supplementally to
                            the Securities and Exchange Commission any of the
                            schedules or appendices upon request. (Incorporated by
                            reference to Exhibit 2.1 to the Registration Statement on
                            Form S-4, as amended, of the Registrant, File No.
                            333-57365.)
          2.2            -- First Amendment to Agreement and Plan of Merger and Plan
                            of Exchange, dated as of April 30, 1998, by and among the
                            Parties. (Incorporated by reference to Exhibit 2.2 to the
                            Registration Statement on Form S-4, as amended, of the
                            Registrant, File No. 333-57365.)
          2.3            -- Second Amendment to Agreement and Plan of Merger and Plan
                            of Exchange, dated as of June 19, 1998, by and among the
                            Parties. (Incorporated by reference to Exhibit 2.3 to the
                            Registration Statement on Form S-4, as amended, of the
                            Registrant, File No. 333-57365.)
          2.4            -- Third Amendment to Agreement and Plan of Merger and Plan
                            of Exchange, dated as of July 8, 1998, by and among the
                            Parties. (Incorporated by reference to Exhibit 2.4 to the
                            Registration Statement on Form S-4, as amended, of the
                            Registrant, File No. 333-57365.)
          3.1            -- Articles of Incorporation of the Registrant.
                            (Incorporated by reference to Exhibit 3.1 to the
                            Registration Statement on Form S-4, as amended, of the
                            Registrant, File No. 333-57365.)
          3.2            -- Bylaws of the Registrant. (Incorporated by reference to
                            Exhibit 3.2 to the Registration Statement on Form S-4, as
                            amended, of the Registrant, File No. 333-64699.)
          4.1            -- Specimen Certificate for the Common Stock of the
                            Registrant (Incorporated by reference to Exhibit 4.3 to
                            the Registration Statement on Form S-4, as amended, of
                            the Registrant, File No. 333-57365.
          4.2            -- Indenture dated as of July 16, 1998, among the
                            Registrant, CapRock Telecommunications, CapRock Fiber,
                            IWL and PNC Bank, National Association, Trustee.
                            (Incorporated by reference to Exhibit 4.1 to the
                            Registration Statement on Form S-4, as amended, of the
                            Registrant, File No. 333-64699.)
          4.3            -- Registration Rights Agreement dated July 16, 1998, among the Registrant, CapRock Telecommunications, CapRock
                            Fiber, and Merrill Lynch, Pierce, Fenner & Smith
                            Incorporated, Donaldson, Lufkin & Jenrette Securities
                            Corporation and BancOne Capital Markets, Inc.
                            (Incorporated by reference to Exhibit 4.2 to the
                            Registration Statement on Form S-4, as amended, of the
                            Registrant, File No. 333-64699.)
          4.4            -- Form of Warrant Agreement between IWL and Cruttenden Roth
                            Incorporated. (Incorporated by reference to Exhibit 1.2
                            to the Registration Statement on Form S-1 of IWL, as
                            amended, File No. 333-22801.)

          4.5            -- Registration Rights Agreement dated January 22, 1998
                            between IWL and Nera Limited. (Incorporated by reference
                            to Exhibit 4.5 to the Registration Statement on Form S-4,
                            as amended, of the Registrant, File No. 333-57365.)
          4.6            -- Registration Rights Agreement dated January 22, 1998 by and among IWL, Thomas Norman Blair and Margaret Helen
                            Blair. (Incorporated by reference to Exhibit 4.6 to the
                            Registration Statement on Form S-4, as amended, of the
                            Registrant, File No. 333-57365.)
         10.1            -- CapRock Communications Corp. 1998 Equity Incentive Plan.
                            (Incorporated by reference to Exhibit 10.1 to the
                            Registration Statement on Form S-4, as amended, of the
                            Registrant, File No. 333-57365.)
         10.2            -- CapRock Communications Corp. 1998 Director Stock Option
                            Plan. (Incorporated by reference to Exhibit 10.2 to the
                            Registration Statement on Form S-4, as amended, of the
                            Registrant, File No. 333-57365.)
         10.3            -- Employment Agreement between the Registrant and Ignatius
                            W. Leonards. (Incorporated by reference to Exhibit 10.5
                            to the Registration Statement on Form S-4, as amended, of
                            the Registrant, File No. 333-57365.)
         10.4            -- Employment Agreement between the Registrant and Byron M.
                            Allen. (Incorporated by reference to Exhibit 10.6 to the
                            Registration Statement on Form S-4, as amended, of the
                            Registrant, File No. 333-57365.)
         10.5            -- Employment Agreement between the Registrant and Errol
                            Olivier. (Incorporated by reference to Exhibit 10.7 to
                            the Registration Statement on Form S-4, as amended, of
                            the Registrant, File No. 333-57365.)
         10.6            -- Employment Agreement between the Registrant and Richard
                            H. Roberson. (Incorporated by reference to Exhibit 10.8
                            to the Registration Statement on Form S-4, as amended, of
                            the Registrant, File No. 333-57365.)
         10.7            -- Employment Agreement between the Registrant and Bryan
                            Olivier. (Incorporated by reference to Exhibit 10.9 to
                            the Registration Statement on Form S-4, as amended, of
                            the Registrant, File No. 333-57365.)
         10.8            -- Employment Agreement between the Registrant and Jere W.
                            Thompson, Jr. (Incorporated by reference to Exhibit 10.10
                            to the Registration Statement on Form S-4, as amended, of
                            the Registrant, File No. 333-57365.)
         10.9            -- Employment Agreement between the Registrant and Scott L.
                            Roberts. (Incorporated by reference to Exhibit 10.11 to
                            the Registration Statement on Form S-4, as amended, of
                            the Registrant, File No. 333-57365.)
         10.10           -- Employment Agreement between the Registrant and Timothy
                            W. Rogers. (Incorporated by reference to Exhibit 10.12 to
                            the Registration Statement on Form S-4, as amended, of
                            the Registrant, File No. 333-57365.)
         10.11           -- Employment Agreement between the Registrant and Timothy
                            M. Terrell. (Incorporated by reference to Exhibit 10.13
                            to the Registration Statement on Form S-4, as amended, of
                            the Registrant, File No. 333-57365.)
         10.12           -- Employment Agreement between the Registrant and Kevin W.
                            McAleer. (Incorporated by reference to Exhibit 10.14 to
                            the Registration Statement on Form S-4, as amended, of
                            the Registrant, File No. 333-57365.)
         10.13           -- Office Lease Agreement dated May 22, 1996, by and between
                            Ellington Field, Ltd., a Texas limited partnership, and
                            IWL. (Incorporated by reference to Exhibit 10.5 to the
                            IWL Registration Statement on Form S-1, as amended, File
                            No. 333-22801.)

         10.14           -- Satellite Information Network Service Agreement dated May
                            1, 1994, by and between IWL and the Information
                            Telegraphy Agency of Russia ITAR-TASS.# (Incorporated by
                            reference to Exhibit 10.9 to the Registration Statement
                            on Form S-1, as amended, of IWL, File No. 333-22801.)
         10.15           -- Reseller Agreement dated December 31, 1996, by and
                            between Alcatel Network Systems, Inc. and IWL.
                            (Incorporated by reference to Exhibit 10.10 to the
                            Registration Statement on Form S-1, as amended, of IWL,
                            File No. 333-22801.)#
         10.16           -- Form of Service Agreement.
         10.17           -- Lease Agreement dated November 18, 1996, by and between
                            IWL and CLG, Inc. (Incorporated by reference to Exhibit
                            10.13 to the Registration Statement on Form S-1, as
                            amended, of IWL, File No. 333-22801.)
         10.18           -- Promissory Note dated September 20, 1996 payable by IWL to First Bank and Trust, Cleveland, Texas. (Incorporated
                            by reference to Exhibit 10.15 to the Registration
                            Statement on Form S-1, as amended, of IWL, File No.
                            333-22801.)
         10.19           -- Loan Agreement and Security Agreement dated December 20,
                            1995 between IWL and Marine Midland Business Loans, Inc.
                            (Incorporated by reference to Exhibit 10.16 to the
                            Registration Statement on Form S-1, as amended, of IWL,
                            File No. 333-22801.)
         10.20           -- Second Amendment to Loan and Security Agreement dated as of May 7, 1997, between IWL and Marine Midland Business
                            Loans, Inc. (Incorporated by reference to Exhibit 10.9 to
                            the Registration Statement on Form S-1, as amended, of
                            IWL, File No. 333-22801.)
         10.21           -- Letter Agreement dated February 28, 1997, by and between
                            IWL and Marine Midland Bank as successor-in-interest to
                            Marine Midland Business Loans, Inc. (Incorporated by
                            reference to the Registration Statement on Form S-1, as
                            amended, of IWL, File No. 333-22801.)
         10.22           -- Credit Agreement, dated August 1, 1997, executed by and between IWL and Bank One, Texas, N.A. ("Bank One").
                            (Incorporated by reference to Exhibit 10.22 to the Form
                            10K for the year ending June 30, 1997 of IWL, File No.
                            0-22293.)
         10.23           -- Promissory Note, dated August 1, 1997, in the principal amount of $822,000.00, executed by IWL, and made payable
                            to Bank One. (Incorporated by reference to Exhibit 10.23
                            to the Form 10K of IWL for the year ending June 30, 1997,
                            File No. 0-22293.)
         10.24           -- Promissory Note, dated August 1, 1997, in the principal amount of $605,000.00, executed by IWL, and made payable
                            to Bank One. (Incorporated by reference to Exhibit 10.24
                            to the Form 10-K of IWL for the year ending June 30,
                            1997, File No. 0-22293.)
         10.25           -- Collateral Assignment and Security Agreement, dated
                            August 1, 1997, executed by IWL, as assignor, and Bank
                            One, as assignee. (Incorporated by reference to Exhibit
                            10.25 to the Form 10K of IWL for the year ending June 30,
                            1997, File No. 0-22293.)
         10.26           -- Revolving Credit Agreement, dated August 1, 1997,
                            executed by and between IWL and Bank One. (Incorporated
                            by reference to Exhibit 10.26 to the Form 10K of IWL for
                            the year ending June 30, 1997, File No. 0-22293.)
         10.27           -- Promissory Note, dated August 1, 1997, in the principal amount of $5,000,000.00, executed by IWL, and made
                            payable to Bank One. (Incorporated by reference to
                            Exhibit 10.27 to the Form 10K of IWL for the year ending
                            June 30, 1997, File No. 0-22293.)

         10.28           -- Security Agreement, dated August 1, 1997, executed by
                            IWL, as debtor, and Bank One, as secured party.
                            (Incorporated by reference to Exhibit 10.28 to the Form
                            10K of IWL for the year ending June 30, 1997, File No.
                            0-22293.)
         10.29           -- Amended and Restated Credit Agreement, dated August 28,
                            1997, executed by and between IWL and Bank One.
                            (Incorporated by reference to Exhibit 10.29 to the Form
                            10K of IWL for the year ending June 30, 1997, File No.
                            0-22293.)
         10.30           -- Promissory Note, dated August 28, 1997, in the principal amount of $1,055,000.00, executed by IWL, and made
                            payable to Bank One. (Incorporated by reference to
                            Exhibit 10.30 to the Form 10K of IWL for the year ending
                            June 30, 1997, File No. 0-22293.)
         10.31           -- Telecommunications Equipment Lease Agreement dated as of
                            June 1, 1997 between IWL and Diamond Offshore Company.
                            (Incorporated by reference to Exhibit 10.4 to the Form
                            10K of IWL for the year ending June 30, 1997, File No.
                            0-22293.)#
         10.32           -- Sublease dated November 22, 1994 by and between CapRock
                            Telecommunications and Arkwright Mutual Insurance
                            Company. (Incorporated by reference to Exhibit 10.35 to
                            the Registration Statement on Form S-4, as amended, of
                            the Registrant, File No. 333-57365.)
         10.33           -- Loan and Security Agreement dated March 14, 1996 by and between CapRock Telecommunications and Bank One, as
                            amended. (Incorporated by reference to Exhibit 10.36 to
                            the Registration Statement on Form S-4, as amended, of
                            the Registrant, File No. 333-57365.)
         10.34           -- Sixth Renewal Extension $2,500,000 Promissory Note dated
                            December 31, 1997 payable by CapRock Telecommunications
                            to Bank One. (Incorporated by reference to Exhibit 10.37
                            to the Registration Statement on Form S-4, as amended, of
                            the Registrant, File No. 333-57365.)
         10.35           -- Form of CapRock Communications Corp. Commercial
                            Application. (Incorporated by reference to Exhibit 10.41
                            to the Registration Statement on Form S-4, as amended, of
                            the Registrant, File No. 333-57365.)
         10.36           -- Form of CapRock Communications Corp. Commercial Agent
                            Application. (Incorporated by reference to Exhibit 10.42
                            to the Registration Statement on Form S-4, as amended, of
                            the Registrant, File No. 333-57365.)
         10.37           -- Unlimited Guaranty dated March 9, 1996 by Jere W.
                            Thompson, Jr. for the benefit of Bank One. (Incorporated
                            by reference to Exhibit 10.43 to the Registration
                            Statement on Form S-4, as amended, of the Registrant,
                            File No. 333-57365.)
         10.38           -- Loan Agreement dated July 1, 1996 by and between CapRock
                            Fiber and Bank One. (Incorporated by reference to Exhibit
                            10.44 to the Registration Statement on Form S-4, as
                            amended, of the Registrant, File No. 333-57365.)
         10.39           -- $10,000,000 Promissory Note dated July 1, 1996 by and
                            between CapRock Fiber and Bank One. (Incorporated by
                            reference to Exhibit 10.45 to the Registration Statement
                            on Form S-4, as amended, of the Registrant, File No.
                            333-57365.)
         10.40           -- Guaranty dated July 1, 1996 by CapRock Systems, Inc. in favor of Bank One. (Incorporated by reference to Exhibit
                            10.46 to the Registration Statement on Form S-4, as
                            amended, of the Registrant, File No. 333-57365.)
         10.41           -- Guaranty dated July 1, 1996 by Mark Langdale in favor of
                            Bank One. (Incorporated by reference to Exhibit 10.47 to
                            the Registration Statement on Form S-4, as amended, of
                            the Registrant, File No. 333-57365.)

         10.42           -- Guaranty dated July 1, 1996 by Jere W. Thompson, Jr. in favor of Bank One. (Incorporated by reference to Exhibit
                            10.48 to the Registration Statement on Form S-4, as
                            amended, of the Registrant, File No. 333-57365.)
         10.43           -- Form of Note Purchase Agreement by and among the
                            Registrant and various initial purchasers. (Incorporated
                            by reference to Exhibit 10.49 to the Registration
                            Statement on Form S-4, as amended, of the Registrant,
                            File No. 333-57365.)
         10.44           -- Form of Contribution Agreement by the General Partner of
                            CapRock Fiber. (Incorporated by reference to Exhibit
                            10.50 to the Registration Statement on Form S-4, as
                            amended, of the Registrant, File No. 333-57365.)
         10.45           -- First Amendment to Loan Agreement dated July 1, 1996 by and between CapRock Fiber and Bank One. (Incorporated by
                            reference to Exhibit 10.51 to the Registration Statement
                            on Form S-4, as amended, of the Registrant, File No.
                            333-57365.)
         10.46           -- Second Amendment to Loan Agreement dated April 29, 1998 by and between CapRock Fiber and Bank One. (Incorporated
                            by reference to Exhibit 10.52 to the Registration
                            Statement on Form S-4, as amended, of the Registrant,
                            File No. 333-57365.)
         10.47           -- License Agreement dated June 16, 1998 by and between
                            CapRock Telecommunications and RiverRock Systems, Ltd.
                            (Incorporated by reference to Exhibit 10.53 to the
                            Registration Statement on Form S-4, as amended, of the
                            Registrant, File No. 333-57365.)
         10.48           -- Modification Agreement dated as of June 17, 1998 by and between IWL and Bank One. (Incorporated by reference to
                            Exhibit 10.54 to the Registration Statement on Form S-4,
                            as amended, of the Registrant, File No. 333-57365.)
         10.49           -- Promissory Note dated June 17, 1998 executed by IWL
                            payable to the order of Bank One, in the principal amount
                            of $4,000,000.00. (Incorporated by reference to Exhibit
                            10.55 to the Registration Statement on Form S-4, as
                            amended, of the Registrant, File No. 333-57365.)
         10.50           -- Eighth Amendment to Loan and Security Agreement dated as of June 18, 1998 by and between CapRock
                            Telecommunications and Bank One. (Incorporated by
                            reference to Exhibit 10.56 to the Registration Statement
                            on Form S-4, as amended, of the Registrant, File No.
                            333-57365.)
         10.51           -- Renewal and Extension Promissory Note dated as June 18,
                            1998 executed by CapRock Telecommunications payable to
                            the order of Bank One, in the principal amount of
                            $7,000,000.00. (Incorporated by reference to Exhibit
                            10.57 to the Registration Statement on Form S-4, as
                            amended, of the Registrant, File No. 333-57365.)
         10.52           -- Intercompany Promissory Note dated as of June 18, 1998
                            originally executed by CapRock Fiber payable to the order
                            of CapRock Telecommunications in the principal amount of
                            $2,500,000.00 and endorsed by CapRock Telecommunications
                            in favor of Bank One. (Incorporated by reference to
                            Exhibit 10.58 to the Registration Statement on Form S-4,
                            as amended, of the Registrant, File No. 333-57365.)
         10.53           -- Ninth Amendment to Loan and Security Agreement dated as
                            July 9, 1998 by and between CapRock Telecommunications
                            and Bank One. (Incorporated by reference to Exhibit 10.59
                            to the Registration Statement on Form S-4, as amended, of
                            the Registrant, File No. 333-57365.)

         10.54           -- Third Amendment to Loan Agreement dated as of June 18,
                            1998 by and between CapRock Fiber and Bank One.
                            (Incorporated by reference to Exhibit 10.60 to the
                            Registration Statement on Form S-4, as amended, of the
                            Registrant, File No. 333-57365.)
         10.55           -- Fourth Amendment to Loan Agreement dated as of July 9,
                            1998 by and between CapRock Fiber and Bank One.
                            (Incorporated by reference to Exhibit 10.61 to the
                            Registration Statement on Form S-4, as amended, of the
                            Registrant, File No. 333-57365.)
         10.56           -- Form of Escrow Agreement. (Incorporated by reference to
                            Exhibit 10.62 to the Registration Statement on Form S-4,
                            as amended, of the Registrant, File No. 333-57365.)
         10.57           -- Form of Exchange Agent Agreement by and between the
                            Registrant and PNC Bank, National Association.
                            (Incorporated by reference to Exhibit 10.57 to the
                            Registration Statement on Form S-4, as amended, of the
                            Registrant, File No. 333-64699.)
         10.58           -- Addison Circle One Office Lease Agreement between
                            Champion Addison One Limited Partnership, a limited
                            partnership, as Landlord and the Registrant, as Tenant.
                            (Incorporated by reference to Exhibit 10.58 to the
                            Registration Statement on Form S-1 of the Registrant,
                            File No. 333-74735.)
         10.59           -- Form of Carrier Agreement.
         16.1            -- Letter re: Change in Accountants. (Incorporated by
                            reference to Exhibit 16.1 to the Registration Statement
                            on Form S-4, as amended, of the Registrant, File No.
                            333-57365.)
         21.1            -- Subsidiaries of the Registrant.
         23.1            -- Consent of KPMG LLP.
         27.1            -- Financial Data Schedule for 1996 and 1998. (Incorporated
                            by reference to Exhibit 27.1 to the Registration
                            Statement on Form S-1 of the Registrant, File No.
                            333-74735.)
         27.2            -- Amended Financial Data Schedule for 1997. (Incorporated
                            by reference to Exhibit 27.2 to the Registration
                            Statement on Form S-1 of the Registrant, File No.
                            333-74735.)

---------------

# Confidential treatment was granted.

     (b) Reports on Form 8-K

     No current reports on Form 8-K were filed during the fourth quarter of 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 24, 1999.

                                            CAPROCK COMMUNICATIONS CORP.

                                            By:  /s/ JERE W. THOMPSON, JR.
                                              ----------------------------------
                                                    Jere W. Thompson, Jr.
                                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated below.

                      SIGNATURE                                        TITLE                        DATE
                      ---------                                        -----                        ----

              /s/ JERE W. THOMPSON, JR.                Chief Executive Officer, Chairman of    March 24, 1999
-----------------------------------------------------    the Board, and Director (Principal
                Jere W. Thompson, Jr.                    Executive Officer)

                /s/ KEVIN W. MCALEER                   Senior Vice President and Chief         March 24, 1999
-----------------------------------------------------    Financial Officer (Principal
                  Kevin W. McAleer                       Financial Officer)

              /s/ IGNATIUS W. LEONARDS                 President, Vice Chairman of the         March 24, 1999
-----------------------------------------------------    Board, and Director
                Ignatius W. Leonards

                /s/ TIMOTHY W. ROGERS                  Executive Vice President and Director   March 24, 1999
-----------------------------------------------------
                  Timothy W. Rogers

                 /s/ BYRON M. ALLEN                    Executive Vice President and Director   March 24, 1999
-----------------------------------------------------
                   Byron M. Allen

               /s/ MATTHEW M. KINGSLEY                 Corporate Controller (Principal         March 24, 1999
-----------------------------------------------------    Accounting Officer)
                 Matthew M. Kingsley

                  /s/ MARK LANGDALE                    Director                                March 24, 1999
-----------------------------------------------------
                    Mark Langdale

             /s/ CHRISTOPHER J. AMENSON                Director                                March 24, 1999
-----------------------------------------------------
               Christopher J. Amenson

                 /s/ JOHN R. HARRIS                    Director                                March 24, 1999
-----------------------------------------------------
                   John R. Harris

                 CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Independent Auditors' Report of KPMG LLP....................   F-2
Independent Auditors' Reports of Burds, Reed and Mercer,
  P.C.......................................................   F-3
Consolidated Balance Sheets as of December 31, 1997 and
  1998......................................................   F-5
Consolidated Statements of Operations for the years ended
  December 31, 1996, 1997 and 1998..........................   F-6
Consolidated Statements of Stockholders' Equity and
  Comprehensive Income for the years ended December 31,
  1996, 1997 and 1998.......................................   F-7
Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1997 and 1998..........................   F-8
Notes to Consolidated Financial Statements..................   F-9

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
CapRock Communications Corp.
(formerly IWL Holdings Corp.):

     We have audited the accompanying consolidated balance sheets of CapRock Communications Corp. and subsidiaries, as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the 1996 financial statements of certain consolidated subsidiaries, which statements reflect total assets constituting 56 percent and total revenues constituting 45 percent of the related 1996 consolidated totals. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts of these consolidated subsidiaries, is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CapRock Communications Corp. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                            KPMG LLP

Dallas, Texas
February 19, 1999

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
CapRock Telecommunications Corp.:
(formerly CapRock Communications Corp.)

     We have audited the balance sheet of CapRock Telecommunications Corp. (formerly CapRock Communications Corp.) as of December 31, 1996, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CapRock Telecommunications Corp. (formerly CapRock Communications Corp.) as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                            BURDS, REED AND MERCER, P.C.

Dallas, Texas
May 28, 1997

                          INDEPENDENT AUDITORS' REPORT

The Partners of
CapRock Fiber Network, Ltd.:

     We have audited the balance sheet of CapRock Fiber Network, Ltd., as of December 31, 1996, and the related statements of operations, partners' capital, and cash flows for the year then ended (not presented separately herein). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CapRock Fiber Network, Ltd., as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                            BURDS, REED AND MERCER, P.C.

Dallas, Texas
March 19, 1997

                 CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1998

                                     ASSETS

                                                                 1997           1998
                                                              -----------   ------------
Current assets:
  Cash and cash equivalents.................................  $ 3,520,017   $    293,860
  Marketable securities.....................................           --     97,019,789
  Accounts receivable and unbilled services, less allowance
     for doubtful accounts of $1,781,355 and $709,941 at
     December 31, 1997 and 1998, respectively...............   15,143,525     19,936,214
  Income tax receivable.....................................           --      1,405,000
  Costs and estimated earnings in excess of billings........           --      7,238,402
  Inventory.................................................    1,022,927      1,301,726
  Prepaid expenses and other................................    1,022,319        706,775
  Deferred income taxes.....................................      731,845      1,989,250
                                                              -----------   ------------
          Total current assets..............................   21,440,633    129,891,016
Property, plant and equipment, net..........................   27,340,599     59,606,752
Other assets................................................      608,219      2,468,000
                                                              -----------   ------------
          Total assets......................................  $49,389,451   $191,965,768
                                                              ===========   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt.........................  $ 8,116,424   $         --
  Accounts payable and accrued expenses.....................   11,851,945     26,850,525
  Accrued commitment and guarantor fees.....................      406,010             --
  Current installments of obligations under capital
     leases.................................................      239,672             --
  Income taxes payable......................................      589,514             --
  Unearned revenue..........................................      542,441        551,341
                                                              -----------   ------------
          Total current liabilities.........................   21,746,006     27,401,866
Long-term debt, excluding current portion...................   12,338,341             --
Senior notes, net of unamortized debt issuance costs........           --    145,187,039
Deferred income taxes.......................................      851,307      3,314,568
Obligations under capital lease, excluding current
  installments..............................................      367,493             --
                                                              -----------   ------------
          Total liabilities.................................   35,303,147    175,903,473
Stockholders' equity:
  Preferred stock, $.01 par value; 20,000,000 shares
     authorized; none issued................................           --             --
  Common stock, $.01 par value; 200,000,000 shares
     authorized; issued and outstanding, 28,677,743 and
     28,932,395 shares at December 31, 1997 and 1998,
     respectively...........................................      286,777        289,377
  Additional paid-in capital................................    8,810,627     10,521,713
  Retained earnings.........................................    5,385,144      5,608,237
  Accumulated other comprehensive income....................           --          8,878
  Unearned compensation.....................................     (396,244)      (329,070)
  Treasury stock, at cost...................................           --        (36,840)
                                                              -----------   ------------
          Total stockholders' equity........................   14,086,304     16,062,295
                                                              -----------   ------------
          Total liabilities and stockholders' equity........  $49,389,451   $191,965,768
                                                              ===========   ============

          See accompanying notes to consolidated financial statements.

                 CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                          1996          1997           1998
                                                       -----------   -----------   ------------
Revenues:
  Carriers' carrier..................................  $22,405,158   $41,804,704   $ 72,165,460
  Integrated services................................    1,980,393     8,640,427     17,978,115
  Systems services...................................   16,030,586    21,958,772     31,630,566
  Product resales....................................   10,553,846     2,945,563             --
                                                       -----------   -----------   ------------
          Total revenues.............................   50,969,983    75,349,466    121,774,141
Costs of services and product resales:
  Services...........................................   29,684,388    50,124,257     83,221,102
  Product resales....................................    9,672,078     2,347,060             --
                                                       -----------   -----------   ------------
          Gross profit...............................   11,613,517    22,878,149     38,553,039
Operating expenses:
  Selling, general and administrative................    8,983,394    14,073,691     23,528,038
  Merger related expenses............................           --            --      2,312,973
  Depreciation and amortization......................    1,535,880     3,345,819      4,887,157
                                                       -----------   -----------   ------------
          Total operating expenses...................   10,519,274    17,419,510     30,728,168
                                                       -----------   -----------   ------------
Operating income.....................................    1,094,243     5,458,639      7,824,871
Interest expense.....................................     (630,952)   (1,735,156)    (9,458,895)
Interest income......................................       46,300       132,634      3,017,816
Other income.........................................       41,148       219,211        105,789
                                                       -----------   -----------   ------------
          Income before income taxes.................      550,739     4,075,328      1,489,581
Income tax expense...................................      227,148     1,513,561      1,266,488
                                                       -----------   -----------   ------------
          Net income.................................  $   323,591   $ 2,561,767   $    223,093
                                                       ===========   ===========   ============
Earnings per common share:
  Basic..............................................  $      0.01   $      0.09   $       0.01
  Diluted............................................  $      0.01   $      0.09   $       0.01
Weighted average shares outstanding:
  Basic..............................................   27,145,920    27,983,504     28,899,449
  Diluted............................................   27,156,471    28,480,968     30,027,569

          See accompanying notes to consolidated financial statements.

                 CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME

                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                                                                              ACCUMULATED
                                          COMMON STOCK         TREASURY STOCK     ADDITIONAL                     OTHER
                                      ---------------------   -----------------     PAID IN      RETAINED    COMPREHENSIVE
                                        SHARES      AMOUNT    SHARES    AMOUNT      CAPITAL      EARNINGS       INCOME
                                      ----------   --------   ------   --------   -----------   ----------   -------------
Balance at December 31, 1995........  27,145,713   $271,457       --   $     --   $ 1,041,596   $2,239,378      $   --
Issuance of common stock............       2,808         28       --         --         9,968           --          --
Net income..........................          --         --       --         --            --      323,591          --
                                      ----------   --------   ------   --------   -----------   ----------      ------
Balance at December 31, 1996........  27,148,521    271,485       --         --     1,051,564    2,562,969          --
Issuance of common stock............      79,222        792       --         --       777,058           --          --
Proceeds from initial public common
 stock offering, net of expenses
 (note 12)..........................   1,450,000     14,500       --         --     6,982,005           --          --
Deferred compensation from
 compensatory stock option grants
 (note 12)..........................          --         --       --         --            --           --          --
Amortization of deferred
 compensation.......................          --         --       --         --            --           --          --
Net income..........................          --         --       --         --            --    2,561,767          --
Net income excluded from IWL
 Communications for the six months
 ended December 31, 1996 as a result
 of conforming fiscal year end (note
 2).................................          --         --       --         --            --      260,408          --
                                      ----------   --------   ------   --------   -----------   ----------      ------
Balance at December 31, 1997........  28,677,743    286,777       --         --     8,810,627    5,385,144          --
Issuance of common shares under
 stock option plans and restricted
 stock awards.......................      52,641        527       --         --       135,345           --          --
Acquisition of treasury shares under
 stock option plans.................          --         --   (5,255)   (36,840)           --           --          --
Issuance of stock relating to
 acquisition (note 16)..............     207,266      2,073       --         --     1,575,741           --          --
Amortization of deferred
 compensation.......................          --         --       --         --            --           --          --
Comprehensive income:...............
 Net income.........................          --         --       --         --            --      223,093          --
 Currency translation adjustment....          --         --       --         --            --           --       8,878
                                      ----------   --------   ------   --------   -----------   ----------      ------
Total comprehensive income                    --         --       --         --            --      223,093       8,878
                                      ----------   --------   ------   --------   -----------   ----------      ------
Balance at December 31, 1998........  28,937,650   $289,377   (5,255)  $(36,840)  $10,521,713   $5,608,237      $8,878
                                      ==========   ========   ======   ========   ===========   ==========      ======


                                                     CONSOLIDATED
                                        UNEARNED     STOCKHOLDERS'
                                      COMPENSATION      EQUITY
                                      ------------   -------------
Balance at December 31, 1995........   $      --      $ 3,552,431
Issuance of common stock............                        9,996
Net income..........................          --          323,591
                                       ---------      -----------
Balance at December 31, 1996........          --        3,886,018
Issuance of common stock............          --          777,850
Proceeds from initial public common
 stock offering, net of expenses
 (note 12)..........................          --        6,996,505
Deferred compensation from
 compensatory stock option grants
 (note 12)..........................    (417,100)        (417,100)
Amortization of deferred
 compensation.......................      20,856           20,856
Net income..........................          --        2,561,767
Net income excluded from IWL
 Communications for the six months
 ended December 31, 1996 as a result
 of conforming fiscal year end (note
 2).................................          --          260,408
                                       ---------      -----------
Balance at December 31, 1997........    (396,244)      14,086,304
Issuance of common shares under
 stock option plans and restricted
 stock awards.......................     (32,500)         103,372
Acquisition of treasury shares under
 stock option plans.................          --          (36,840)
Issuance of stock relating to
 acquisition (note 16)..............          --        1,577,814
Amortization of deferred
 compensation.......................      99,674           99,674
Comprehensive income:...............
 Net income.........................          --          223,093
 Currency translation adjustment....          --            8,878
                                       ---------      -----------
Total comprehensive income                    --          231,971
                                       ---------      -----------
Balance at December 31, 1998........   $(329,070)     $16,062,295
                                       =========      ===========

          See accompanying notes to consolidated financial statements.

                 CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                                  1996           1997           1998
                                                              ------------   ------------   -------------
Cash flows from operating activities:
  Net income................................................  $    323,591   $  2,561,767   $     223,093
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................     1,535,880      3,345,819       4,887,157
    Amortization of discount on notes payable...............         7,338          7,338              --
    Gain on sale of assets..................................       (67,021)      (105,048)        (51,361)
    Deferred income taxes...................................       (98,088)       384,247       1,205,856
    Equity earnings of unconsolidated joint venture.........        25,873       (115,107)        (46,075)
    Amortization of debt issuance costs, included in
      interest expense......................................            --             --         202,158
    Allowance for doubtful accounts.........................       356,223      1,382,119       1,649,773
    Changes in operating assets and liabilities:
      Accounts receivable and unbilled services.............    (5,384,642)    (7,876,944)     (6,442,462)
      Inventory.............................................      (253,022)     1,631,929        (278,799)
      Costs and earnings in excess of billings..............      (132,794)        83,265      (7,238,402)
      Prepaid expenses and other............................      (275,987)      (911,597)        407,325
      Accounts payable and accrued liabilities..............     4,746,639      3,378,009      14,592,570
      Income taxes payable..................................        37,418        553,739      (1,994,514)
      Other.................................................       (40,507)      (207,851)          8,900
                                                              ------------   ------------   -------------
         Net cash provided by operating activities..........       780,901      4,111,685       7,125,219
Cash flows from investing activities:
  Purchases of property, plant and equipment................   (10,211,878)   (13,630,464)    (36,854,766)
  Purchase of marketable securities.........................            --             --    (145,000,000)
  Proceeds from sale of marketable securities...............            --             --      47,980,211
  Proceeds from note receivable.............................       659,972             --              --
  Proceeds from disposal of property, plant and equipment...       201,550        643,836         303,805
  Investment in unconsolidated subsidiary...................            --             --        (169,166)
  Purchase of ICEL..........................................            --             --        (609,822)
                                                              ------------   ------------   -------------
         Net cash used in investing activities..............    (9,350,356)   (12,986,628)   (134,349,738)
Cash flows from financing activities:
  Proceeds from issuance of senior notes, net of debt
    issuance................................................    15,395,225     20,553,869     144,984,881
  Principal payments on notes payable.......................    (8,307,785)   (14,608,429)    (19,302,437)
  Proceeds from line of credit..............................    18,564,432     40,742,755      44,717,209
  Principal payments on line of credit......................   (17,750,010)   (40,404,848)    (45,869,537)
  Loan fees paid under long-term note agreement.............      (135,749)      (346,935)             --
  Net change in bank overdraft..............................       957,497       (957,497)             --
  Purchase of treasury stock................................            --             --         (36,840)
  Proceeds from issuance of common stock....................         9,996      7,347,258         103,373
  Principal payments under capital lease obligations........      (128,324)      (212,695)       (607,165)
                                                              ------------   ------------   -------------
         Net cash provided by financing activities..........     8,605,282     12,113,478     123,989,484
Effect of exchange rate on cash and cash equivalents........            --             --           8,878
                                                              ------------   ------------   -------------
Net increase (decrease) in cash and cash equivalents........        35,827      3,238,535      (3,226,157)
Cash and cash equivalents at beginning of year..............       325,103        281,482       3,520,017
                                                              ------------   ------------   -------------
Cash and cash equivalents at end of year....................  $    360,930   $  3,520,017   $     293,860
                                                              ============   ============   =============
Supplemental disclosure of cash flow information:
  Cash paid for interest....................................  $    550,332   $  1,760,777   $   1,344,441
                                                              ============   ============   =============
  Cash paid for income taxes................................  $    150,866   $    801,124   $   1,861,656
                                                              ============   ============   =============
Non-cash investing activity:
  Issuance of stock for ICEL acquisition....................  $         --   $         --   $   1,577,814
                                                              ============   ============   =============

          See accompanying notes to consolidated financial statements.

                 CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1998

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Basis of Presentation and Nature of Business

     The consolidated financial statements include CapRock Communications Corp. ("CapRock" or the "Company") and its majority owned subsidiaries. The Company was formed on February 3, 1998, to serve as a holding company for the operations of CapRock Telecommunications ("Telecommunications"), CapRock Fiber Network Ltd. ("Partnership") and IWL Communications, Inc. ("IWL") and its wholly owned subsidiaries. All significant inter-company transactions are eliminated in consolidation. The consolidated financial statements include the accounts of Telecommunications, Partnership, IWL, Spacelink Systems, Inc., Spacelink Systems, FSC, Inc., and IWL Communications Ltd. ("Russia") and Integrated Communications and Engineering Ltd. ("ICEL") (note 16). The equity method is used to account for unconsolidated investments in companies in which CapRock exercises significant influences over operating and financial policies, but does not have a controlling interest. On August 26, 1998, pursuant to the Plan of Agreement of Merger and Plan of Exchange dated February 16, 1998, as amended, the Company completed the mergers and interest exchange with Telecommunications, Partnership and IWL (note 2).

     The Company is a regional facilities-based integrated communications provider offering local, long distance, Internet, data and private line services to small and medium-sized businesses. The Company also provides switched and dedicated access, regional and international long distance, private lines and dark fiber to carrier customers. The Company is in the process of building an advanced fiber network throughout Texas, Louisiana, Arkansas, New Mexico and Oklahoma. Additionally, the Company, through its wholly owned subsidiary -- IWL, provides communications solutions to customers with operations in remote, difficult-access regions. The Company markets its services through its internal sales representatives and a network of independent agents.

  (b) Cash Equivalents and Short-Term Investments Available for Sale

     The Company considers all cash in bank accounts as cash equivalents. Marketable securities consist of U.S. government, money market and commercial paper securities, with maturities of less than one year. Marketable securities are stated at cost and are adjusted for discount accretion and premium amortization, which approximate fair value. The Company's short-term investment objectives are safety, liquidity and yield.

  (c) Inventory

     Inventory substantially consists of parts and equipment held for resale. Inventory that can be specifically identified using a unique identification number is stated at the lower of specified cost or market. Inventory that cannot be specifically identified is stated at the lower of cost or market, where cost is determined using the first in first out method. Market value, in all cases, represents the lower of replacement cost or net realizable value.

  (d) Property, Plant and Equipment

     Property, plant and equipment are stated at cost and include certain costs, which are capitalized during the installation and expansion of the telecommunications network including interest costs, and payroll related to the construction. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining terms of the leases. Assets under construction are not depreciated until placed in service.

     In the process of building out its fiber network, the Company may enter into Indefeasible Right to Use contracts ("IRUs") for the sale of fiber usage rights and to provide the construction services for such fiber. The Company may install additional conduits for these segments included in the IRUs for its own use while

                 CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES performing the construction services. This additional conduit is capitalized proportionately with the number of conduits placed, and depreciation begins for these costs as the specific fiber segment is placed in service.

 (e) Revenues and Cost of Revenues

     The Company recognizes revenue from the following sources: Carriers' Carrier, Integrated Services, System Services and Product Resale.

     CARRIERS' CARRIER:

     Carriers' carrier revenue includes all carrier revenues generated from the sale of domestic and international switched services, from the sale of T-1 and DS-3 broadband capacity and from the sale and lease of dark fiber. The revenue generated from international switched services represent minutes of long distance traffic terminating in foreign countries, but generated by domestic U.S. based long distance carriers. Such revenues are recognized when the services are provided. The cost of revenues associated with these services is based primarily on the direct costs associated with owned and leased transmission capacity and the cost of transmitting and terminating traffic on other carriers' facilities. Commissions paid to sales representatives or agents to acquire customer call traffic are expensed in the period when associated call revenues are recognized.

     The Company accounts for long-term construction contracts relating to the development of telecommunications networks for customers using the percentage-of-completion method, which would include the sale of fiber usage rights through IRUs and the related construction services associated with building the fiber network specified in the IRUs. Progress under the percentage-of-completion is measured based upon costs incurred to date compared with total estimated construction costs. Customers are billed based upon contractual milestones.

     INTEGRATED SERVICES:

     Integrated services revenue includes all revenues generated from the sale of telecommunications products to business and residential customers. These products include local, long distance, Internet, data and private line services. The Company records revenues for these telecommunications services at the time of customer usage. The cost of revenues associated with services is based primarily on the direct costs associated with owned and leased transmission capacity and the cost of transmitting and terminating traffic on other carriers' facilities. The cost of revenues for local services also includes payments to local exchange carriers and interexchange carriers for access and transport charges. Commissions paid to sales representatives or agents to acquire customer call traffic are expensed in the period when associated call revenues are recognized.

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

     PRODUCT RESALES:

     In 1997, the Company provided services to a subsidiary of Shell, which included the resale of a significant amount of Alcatel products. The Company sold $2.9 million to the Shell subsidiary in 1997, relating to Alcatel

                 CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES products and other equipment and hardware. The Shell project was substantially completed in May 1997 and, therefore, is not expected to contribute in a material manner to the Company's total sales in future periods.

  (f) Business and Credit Concentration

     Financial instruments which potentially expose the Company to a concentration of credit risk, as defined by SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk, consist primarily of accounts receivable from carriers, retail and commercial customers. The Company extends credit to customers on an unsecured basis with the risk of loss limited to outstanding amounts.

  (g) Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  (h) Stock-Based Compensation

     The Company accounts for its stock-based employee compensation plan using the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). As such, compensation expense is recorded on the date of grant to the extent the current market price of the underlying stock exceeds the exercise price. The Company has provided pro forma disclosures as if the fair value-based method of accounting for these plans, as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), had been applied.

  (i) Foreign Currency Translation

     Results of operations for foreign investments are translated from the designated functional currency to the U.S. dollar using average exchange rates during the period, while assets and liabilities are translated at the exchange rate in effect at the reporting date. Resulting gains and losses from translating foreign currency financial statements are included in accumulated other comprehensive income, a component of stockholders' equity.

  (j) Intangible Assets

     The Company recorded approximately $1.6 million of goodwill and $300,000 relating to other intangibles in connection with the acquisition of Integrated Communications and Engineering Ltd. ("ICEL") (note 16). Goodwill represents the excess of the purchase price over fair value of identifiable net assets acquired and is amortized on a straight-line basis over the expected periods to be benefited. Goodwill in connection with the acquisition of ICEL will be amortized over 20 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of goodwill impairment, if any, is measured based upon projected discounted future operating cash flows using a discounted rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

                 CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES

  (k) Impairment of Long-Lived Assets

     The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The Statement requires that long-lived assets and certain identifiable intangibles be assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

  (l) Fair Value of Financial Instruments

     The Company believes that the carrying amounts of its financial instruments included in current assets and current liabilities approximate the fair value of such items due to their short-term nature. As of December 31, 1998, the estimated fair value and the carrying amount of the Company's 12% Senior Notes due 2008 was $144 million and $145.2 million, respectively.

  (m) Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

  (n) Earnings per Share

     In 1997, the Company adopted the Financial Accounting Standards Board Statement No. 128 ("SFAS No. 128"), Earnings Per Share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to SFAS No. 128 requirements. All data in the table below is in thousands, except for per share data.

                                                           1996      1997      1998
                                                          -------   -------   -------
Numerator:
  Net income...........................................   $   324   $ 2,562   $   223
Denominator:
  Denominator for basic earnings per share-weighted
     average shares outstanding........................    27,146    27,984    28,899
Effect of dilutive securities:
  Employee stock options...............................        10       497     1,129
                                                          -------   -------   -------
Denominator for diluted earnings per share-weighted
  average shares outstanding...........................    27,156    28,481    30,028
                                                          =======   =======   =======
Basic and diluted earnings per share...................   $  0.01   $  0.09   $  0.01
                                                          =======   =======   =======

  (o) Comprehensive Income

     On January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and currency translation adjustments and is presented in the consolidated statements of stockholder's equity and comprehensive income. The Statement requires only additional disclosures in the consolidated financial

                 CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES statements; it does not affect the Company's financial position or results of operations. Prior to 1998, the Company's comprehensive income only consisted of net income.

(2) BUSINESS COMBINATION

     On August 26, 1998, pursuant to the Plan of Agreement of Merger and Plan of Exchange dated February 16, 1998, as amended, the Company completed the mergers with Telecommunications, Partnership and IWL. Accordingly, the Consolidated Balance Sheets as of December 31, 1997 and 1998 and the Consolidated Statements of Operations, Stockholders' Equity and Comprehensive Income and Cash Flows for each of the years in the three year period ended December 31, 1998 include Telecommunications, Partnership and IWL as though these entities had always been a part of CapRock.

     All previously outstanding shares of IWL common stock ceased to exist and each such share was converted into and became exchangeable for one share of CapRock common stock, and all previously outstanding shares of Telecommunications common stock ceased to exist, and each such share was converted into and became exchangeable for 1.789030878 shares of CapRock common stock and each one percent (1%) of the Partnership interests issued and outstanding was exchanged for 63,194.54 shares of CapRock common stock. The Company issued 28,910,221 common shares in exchange for the outstanding common share of Telecommunications, Partnership and IWL. Additionally, outstanding employee stock options of IWL and Telecommunications were converted at the above exchange factors into options to purchase shares of CapRock common stock. The mergers and interest exchange constituted a tax-free reorganization and was accounted for as a pooling of interests.

     In May 1998, IWL changed its fiscal year end to coincide with the fiscal years of CapRock, Telecommunications and the Partnership. The Consolidated Statement of Operations for the year ended December 31, 1997 and 1998 combine the operating activity for all three entities for these years. The Consolidated Statement of Operations for 1996 combine IWL's operating activity for the year ended June 30, 1996 with Telecommunications and the Partnership operating activity for the year ended December 31, 1996. The net income of IWL for the six month period ended December 31, 1996 was excluded from the Consolidated Statement of Operations for the year ended December 31, 1996 in the amount of approximately $260,000 as a result of the non-conforming year ends for such period. This amount was included as an adjustment to retained earnings in the Consolidated Statement of Stockholders' Equity. IWL's cash flow for this six month period was added to the 1997 beginning balance in the Consolidated Statement of Cash Flows.

     The transactions between CapRock, IWL and the Partnership have been eliminated for all respective periods presented. Certain reclassifications were made to IWL's financial statements to conform to CapRock's presentations.

(3) MARKETABLE SECURITIES

     Investments in marketable securities at December 31, 1998 consist of money market investments of $46,666,281 and commercial paper securities of $50,353,508.

     At December 31, 1998, the estimated fair value of the Company's money market instruments and commercial paper securities approximated cost, and the gross unrealized gains were not significant.

                 CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES

(4) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, including assets acquired under capital leases of $1,732,000 as of December 31, 1997 (no capital leases as of December 31, 1998), is comprised of the following:

                                                USEFUL LIVES      1997          1998
                                                ------------   -----------   -----------
Land..........................................      --         $    51,289   $   299,752
Buildings.....................................     20-31           982,484     1,188,812
Leasehold improvements........................  Lease Term         330,468     1,191,277
Office equipment, furniture and other.........      5-7          4,264,606     9,706,840
Telecommunications network....................     5-20         13,501,993    21,148,362
Equipment for rent/lease......................     7-10         12,003,374    16,658,582
Construction in progress......................      --           4,373,499    21,774,422
                                                               -----------   -----------
          Total property, plant and
            equipment.........................                  35,507,713    71,968,047
Less accumulated depreciation, including
  amounts applicable to assets acquired under
  capital leases of $721,667 and $0 as of
  December 31, 1997 and 1998, respectively....                   8,167,114    12,361,295
                                                               -----------   -----------
Net property, plant and equipment.............                 $27,340,599   $59,606,752
                                                               ===========   ===========

(5) COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

                                                                1997        1998
                                                              --------   ----------
Costs incurred on uncompleted contracts.....................  $381,074   $3,479,846
Estimated earnings..........................................   281,869    6,119,136
                                                              --------   ----------
                                                               662,943    9,598,982
Less: billings to date......................................   662,943    2,360,580
                                                              --------   ----------
                                                              $     --   $7,238,402
                                                              ========   ==========

(6) INVESTMENT IN KENWOOD SYSTEMS GROUP

     In September 1997, the Company sold its 50% ownership in Kenwood Systems Group, Inc. ("KSG"), a California corporation. The remaining 50% of the voting common stock is owned by Kenwood Americas Corporation ("KAC"). The results of operations from January 1, 1997 through the date of sale (September 30, 1997) of KSG have been reflected in the Company's operating results. The Company recorded a gain on the sale of KSG of $66,226 in 1997.

     The investment was recorded using the equity method in which the original investment, adjusted for the Company's proportionate share of KSG's income, losses and dividend distributions, was recorded as a long-term investment. The Company's original investment in KSG was $200,000. An additional investment of $50,000 was made during the year ended December 31, 1997. The Company's proportionate share of KSG's (losses)/earnings for the years ended December 31, 1996 and 1997 were $(25,873) and $115,107, respectively.

     The Company received a management fee of $58,253 and $76,995 from KSG for the years ended December 31, 1996 and 1997, respectively. Billings by the Company to KSG for the years ended December 31, 1996 and 1997 for insurance, supplies, equipment and management fees totaled approximately $128,178 and $174,500, respectively.

                 CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES

(7) LEASES

     The Company leases equipment, office space, communication services and land and buildings (used for transmission sites) under operating leases. Future minimum lease payments under these lease agreements for each of the next five years are summarized as follows:

Year ending December 31,
  1999......................................................  $ 3,810,959
  2000......................................................    4,181,258
  2001......................................................    4,063,546
  2002......................................................    3,147,298
  2003......................................................    2,514,350
  Thereafter................................................    1,813,588
                                                              -----------
          Total minimum lease payments......................  $19,530,999
                                                              ===========

     As operating leases expire, it is expected that they will be replaced with similar leases. Rent expense under operating leases totaled $768,108, $1,419,812 and $1,027,651 for each of the years ended December 31, 1996, 1997 and 1998, respectively.

(8) DEBT

     A summary of the lines of credit and the notes payable is as follows:

                                                       1997           1998
                                                    -----------   ------------
Senior notes, 12%, due 2008.......................  $        --   $145,187,039
Lines of credit, variable rates, 8.12% to 10.5%...    5,275,608             --
Notes to banks, variable rates, 8.12%.............    2,274,590             --
Notes to banks, fixed rates, 8.5% to 9.0%.........    1,968,674             --
Term construction loan, variable rate, 8.5%.......    9,550,892             --
Notes to financing companies, variable rates......      180,328             --
Notes to financing companies, fixed rates.........    1,026,733             --
Shareholder notes, 5.8% imputed rate..............      128,167             --
Other.............................................       49,773             --
                                                    -----------   ------------
          Total...................................   20,454,765    145,187,039
Less: current portion of long-term debt...........    8,116,424             --
                                                    -----------   ------------
          Long-term debt..........................  $12,338,341   $145,187,039
                                                    ===========   ============

     In July 1998, the Company issued, through a private placement under Rule 144A under the Securities Act of 1998, as amended, $150 million aggregate principal amount of its 12% Senior Notes due 2008 (the "Senior Notes"), which closed on July 16, 1998. Interest on the Senior Notes is payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 1999, at the rate of 12% per annum. The Senior Notes are presented net of unamortized debt issuance costs of $4,821,961. The amortization of debt issuance cost is recorded to interest expense and such amount was $202,000 in 1998. The net proceeds from the offering were used to repay existing debt obligations. Such proceeds for debt payoffs totaled $26.8 million. The proceeds will be used to fund capital expenditures for the construction of its fiber optic network, to expand its sales offices, for potential acquisitions and for general working capital purposes. The funds have been invested in high-grade liquid securities.

     The Senior Notes contain certain covenants which provide for limitations on indebtedness, dividends, asset sales and certain other transactions and effectively prohibits the payment of cash dividends.

                 CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES

     In March 1996, the Company entered into a revolving credit facility with a bank for borrowings up to $15 million. In December 1997, the Company entered into an amended agreement that provided for borrowings up to $25 million. The line of credit was amended in June 1998 and was increased to $7.0 million. The balance outstanding as of December 31, 1997 under the line of credit was $1,152,329. The line of credit was paid off in August 1998 with the proceeds from the Senior Notes.

     The Company also entered into a secured revolving line of credit, which allowed the Company to borrow up to a maximum of $5.0 million subject to borrowing base limitations on accounts receivable and inventory. The Company also secured a guidance line of credit, which allowed the Company to borrow up to $5.0 million to finance certain purchases and subsequent leases of communications equipment. These lines of credit were paid off in August 1998 with the proceeds from the Senior Notes.

     The Company had a loan agreement with a bank ("Term Construction Loan") whereby it borrowed $10.0 million used for the construction, start-up and related expenses of the fiber optic network. The loan was initially secured by the network, investment securities of a shareholder, accounts receivable and guarantees of certain shareholders. The balance outstanding for this loan as of December 31, 1997 was $9,550,892 and the loan was paid off in August 1998 with the proceeds from the Senior Notes.

     Certain shareholders guaranteed the Term Construction Loan. In consideration, the Company agreed to pay a one-time commitment fee equal to 1% of each shareholder's guarantee. The guarantors were also paid a loan guaranty fee by the Company equal to 7% of the amount of the lesser of $8.0 million or the average outstanding daily principal of the loan. The bank released the guaranty requirement in April 1997 for certain limited partners. The total accrued commitment fees and loan guarantor fees as of December 31, 1997 were approximately $406,000. All commitment and guarantee fees were paid in full in August 1998 with the proceeds from the Senior Notes. Such payments totaled approximately $430,000.

     In 1994, the Company entered into note payable agreements with three officers of the Company ("Shareholder Notes") relating to stock repurchased by the Company. The unamortized discount was $21,834 as of December 31, 1997. The Shareholder Notes were repaid in August 1998 with the proceeds from the Senior Notes.

(9) RELATED PARTIES

     In 1996 the Company entered into an agreement with a related party to manage the construction of the fiber optic network build out for the initial 260 route miles, which was completed in 1997. Under this agreement, the Company paid 4% of the costs of constructing this portion of the network, payable monthly at a minimum of $15,000 per month. The Company paid management fees of $296,576 in 1997 and $461,576, cumulative under the arrangement since construction of this segment commenced. This arrangement ceased to exist in 1997.

     The Company currently leases private line services from affiliated companies. Total payments to these affiliated companies for services totaled $765,000 in 1997 and $1,176,000 in 1998. The Company believes that the prices charged for such services do not exceed prices charged by unrelated parties.

     The Company's billing and back office systems are being developed by RiverRock Systems, Ltd. ("RiverRock"), a limited partnership formed in July 1998. The Company owns a 49% interest in the limited partnership and David E. Thompson owns a 50% limited partnership interest. Thompson Technology, Inc. (which is owned by David Thompson, a brother of Jere W. Thompson, Jr. -- CEO of CapRock Communications Corp.) is the general partner and owns a 1% general partnership interest. The Company contributed a total of $170,000 in 1998 for the development of the systems and had committed to fund up to a total of $700,000, as capital contributions to RiverRock. The investment balance of $86,000 as of December 31, 1998 was included in other assets.

                 CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES

(10) ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The activity in the allowance for doubtful accounts for the years ended December 31, 1997 and 1998 is as follows:

                                                                 1997         1998
                                                              ----------   -----------
Allowance for doubtful accounts at beginning of year........  $  399,216   $ 1,781,335
Additions charged to bad debt expense.......................   1,382,119     1,649,773
Write-downs charged against the allowance, net of
  recoveries................................................          --    (2,721,167)
                                                              ----------   -----------
Allowance for doubtful accounts at end of year..............  $1,781,335   $   709,941
                                                              ==========   ===========

(11) LEASE CONTRACTS

     The Company provides telecommunications services to various customers under operating leases. The services include agreements to lease capacity to customers over the fiber optic line, communications equipment, line/satellite charges and/or maintenance charges. These leases impose certain obligations on both the lessor and lessee, which must be met during the term of the lease.

     A significant portion of these services requires that the Company have access to international communication satellites. The Company has contracted with a Russian entity for rights to access its portion of an international communications satellite. The Company has agreed to pay a recurring monthly fee to the entity based on the amount of satellite space segment utilized by each lessee. Additionally, the Company has sold communication equipment to the entity. The Company utilizes those facilities to provide communication services to various United States energy and oil and gas companies and other customers doing business in Russia.

     The following is a summary of expected revenue to be earned during the next five years by the Company on lease agreements executed on or before December 31, 1998.

Year ending December 31:
  1999..................................................  $ 8,051,952
  2000..................................................    7,243,418
  2001..................................................    4,569,128
  2002..................................................    3,622,862
  2003..................................................    3,182,282
  Thereafter............................................    5,244,940
                                                          -----------
          Total.........................................  $31,914,582
                                                          ===========

(12) STOCKHOLDERS' EQUITY

  Initial Public Offering

     The Company, through its wholly owned subsidiary -- IWL, completed an initial public offering ("IPO") of common stock on June 12, 1997, issuing 1,450,000 shares at $6.00 per share. The proceeds, net of commissions and expenses, from this IPO totaled $6,996,505. In July 1997, the underwriters exercised an over allotment option and purchased an additional 62,496 shares resulting in net proceeds of $337,473.

  Common Stock

     CapRock was incorporated as a Texas corporation on February 3, 1998, to serve as a holding company for the operations of Telecommunications, Partnership and IWL after completion of their business combination (note 2) in conformance with the provisions of their Agreement and Plan of Merger dated February 16, 1998.

                 CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES

The Company issued 28,910,221 common shares in exchange for the outstanding common shares of Telecommunications, Partnership and IWL.

  Telecommunications Employee Stock Option Plan

     In September 1997, Telecommunications adopted a stock option plan (the "Telecommunication Plan") pursuant to which the Company's Board of Directors may grant nonqualified options to employees. The Telecommunications Plan authorized grants of options to purchase up to 10% of the common shares outstanding. All Telecommunications stock options have a ten-year term and cannot be exercised prior to September 1, 1998. The options vest in 20% increments over a five-year period. All options expire August 31, 2007. Upon consummation of the merger, the outstanding stock options under this plan were converted at the exchange factor (note 2) into options to purchase shares of CapRock common stock.

     In 1997, Telecommunications granted 380,899 nonqualified stock options under the Telecommunications Plan with an exercise price of $1.00 per share. The Company recorded deferred compensation of $417,100 related to these stock option grants, which will be recognized over the vesting period. As of December 31, 1998, 34,501 of the options previously granted were forfeited and canceled, 17,504 options were exercised and 328,894 options were outstanding.

  IWL Incentive Stock Option Plan

     In 1996, IWL adopted an Employee Incentive Stock Option Plan ("IWL Incentive Plan"). The option price per share could not be less than the fair market value of a share on the date the option is granted. Options under such plan generally vest at the rate of 20% per year over a five year period; however; the Board at its discretion may accelerate the vesting schedule. All options granted under the IWL Incentive Plan on or prior to the IPO date, June 12, 1997, vested in full on the offering date. IWL granted 342,214 options under the plan. The stock options expire ten years from the date of grant. Upon consummation of the merger, the outstanding stock options under this plan were converted at a one to one ratio to purchase shares of CapRock common stock.

     As of December 31, 1998, 24,000 of the options previously granted were forfeited, 50,141 options were exercised and 268,073 options were outstanding. No additional options are available for grant under the IWL Incentive Plan.

  Warrants

     The Company issued to its investment bankers warrants to purchase up to 145,000 shares of common stock, at an exercise price equal to 120% of the IPO price. Upon consummation of the merger, the outstanding warrants were converted at a one to one ratio to purchase shares of CapRock common stock. All of the warrants were outstanding as of December 31, 1998.

     The warrants have certain demand and "piggy-back" registration rights that may require the Company to register for resale the shares of Common Stock issuable under the warrants. The warrants are exercisable for a period of four years, beginning June 12, 1998.

  CapRock Equity Incentive Plan

     On August 26, 1998, in connection with the approval of the merger, the shareholders of the Company approved an equity incentive plan (the "CapRock Plan"). The CapRock Plan authorized the granting of awards, which would allow up to an aggregate of 5,000,000 share of common stock to be acquired by participants and provides that a maximum of 2,500,000 shares of common stock may be issued to any one participant. All prospective equity grants will be issued from the CapRock Plan. The awards under the Plan may take the form of stock options, stock appreciation rights, restricted stock awards, deferred stock, stock

                 CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES reload options, stock appreciation rights, restricted stock awards, deferred stock, stock related options and other stock based awards.

     Stock options granted under the CapRock Plan may be either options that are intended to qualify for treatment as incentive stock options under Section 422 of the IRS tax code or options that do not so qualify (non-qualified stock options). Options under the Plan may be granted to any person who is an officer or other employee or consultants of the Company or any of its subsidiaries. The exercise price of incentive stock options must be at least the fair value of a share of the common stock on the date of grant (and not less than 110% of the fair market value of a share of the common stock on the date of grant). The exercise price of non-qualified stock options may be less than 100% of the fair market value of a share of the common stock on the date of grant. The term of the option may not exceed 10 years (5 years in the case of incentive stock options granted to an optionee owning 10% or more of the common stock).

     During 1998, the Company granted 1,681,600 options under this plan and these options vest over five years. As of December 31, 1998, 48,700 of the options granted were forfeited and canceled, none of the options granted had been exercised and 1,632,900 of the options were outstanding.

  Director Stock Option Plan

     On August 26, 1998, in connection with the approval of the merger, the shareholders of the Company approved the Director Stock Option Plan (the "CapRock Director Plan"). All options to be granted under the CapRock Director Plan will be non-qualified stock options. A total of 400,000 shares of common stock have been reserved for issuance under the CapRock Director Plan. Each option will expire ten years from the date of grant and the options vest over three years. Outstanding options will expire earlier if an optionee terminates service as a director before the end of the first ten-year term. As of December 31, 1998, the Company granted 30,000 options under this plan and all were outstanding as of December 31, 1998.

     The remaining options available for future grant as of December 31, 1998 are 3,363,586 options under the CapRock Plan and 370,000 under the CapRock Director Plan.

     A summary of options activity under the plans described above is as follows:

                                                                      WEIGHTED-
                                                         NUMBER        AVERAGE
                                                       OF OPTIONS   EXERCISE PRICE
                                                       ----------   --------------
Balance at December 31, 1996.........................    160,614        $3.62
  Options granted....................................    552,499         2.25
  Options exercised..................................    (13,919)        3.56
  Options forfeited..................................     (8,275)         .56
                                                       ---------        -----
Balance at December 31, 1997.........................    690,919         2.56
  Options granted....................................  1,721,600         6.58
  Options exercised..................................    (53,726)        3.04
  Options forfeited..................................    (98,926)        4.80
                                                       ---------        -----
Balance at December 31, 1998.........................  2,259,867        $5.51
                                                       =========        =====

                 CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES

     A summary of options outstanding as of December 31, 1998 is as follows:

            NUMBER OF      WEIGHTED-AVERAGE       NUMBER OF
EXERCISE     OPTIONS     REMAINING CONTRACTUAL     OPTIONS
 PRICE     OUTSTANDING           LIFE            EXERCISABLE
--------   -----------   ---------------------   -----------
 $  .56       328,894            8.77               52,241
   3.56       109,918            6.92              109,918
   4.49        10,555            7.36               10,555
   6.00       132,600            8.40               28,167
   6.25         5,000            8.63                1,000
   6.50     1,662,900            9.79                   --
  20.25        10,000            9.22                   --
            ---------            ----              -------
            2,259,867            9.40              201,881
            =========            ====              =======

     The Company applied the intrinsic value method prescribed by APB Opinion No. 25 in accounting for its plans. SFAS No. 123 requires disclosure of the compensation cost for stock-based incentives granted based upon the fair value at grant date for awards. Applying SFAS No. 123 would result in pro forma net income and earnings per share ("EPS") amounts as follows:

                                                         1996        1997        1998
                                                       --------   ----------   --------
Net income (loss)......................  As reported   $323,591   $2,561,767   $223,093
                                         Pro forma      319,000    2,385,000   (762,238)
Basic EPS..............................  As reported   $   0.01   $     0.09   $   0.01
                                         Pro forma         0.01         0.09      (0.03)
Diluted EPS............................  As reported   $   0.01   $     0.09   $   0.01
                                         Pro forma         0.01         0.08      (0.03)

     The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions: risk free interest rates of 5.8%, 5.8% and 5.75%; expected option lives of 2.5, 2.5 and 3 years; expected volatility of 55%, 55% and 52%, and no expected dividend yield, in 1996, 1997 and 1998, respectively.

(13) INCOME TAXES

                                                   YEAR ENDED DECEMBER 31, 1996
                                          -----------------------------------------------
                                          U.S. FEDERAL   FOREIGN     STATE       TOTAL
                                          ------------   --------   --------   ----------
Current.................................   $  175,404    $149,832   $     --   $  325,236
Deferred................................      (87,737)         --    (10,351)     (98,088)
                                           ----------    --------   --------   ----------
          Total.........................   $   87,667    $149,832   $(10,351)  $  227,148
                                           ==========    ========   ========   ==========

                                                   YEAR ENDED DECEMBER 31, 1997
                                          -----------------------------------------------
                                          U.S. FEDERAL   FOREIGN     STATE       TOTAL
                                          ------------   --------   --------   ----------
Current.................................   $  946,703    $112,659   $ 69,952   $1,129,314
Deferred................................      364,993          --     19,254      384,247
                                           ----------    --------   --------   ----------
          Total.........................   $1,311,696    $112,659   $ 89,206   $1,513,561
                                           ==========    ========   ========   ==========

                 CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                                   YEAR ENDED DECEMBER 31, 1998
                                          -----------------------------------------------
                                          U.S. FEDERAL   FOREIGN     STATE       TOTAL
                                          ------------   --------   --------   ----------
Current.................................   $       --    $     --   $ 60,632   $   60,632
Deferred................................      896,739     134,442    174,675    1,205,856
                                           ----------    --------   --------   ----------
          Total.........................   $  896,739    $134,442   $235,307   $1,266,488
                                           ==========    ========   ========   ==========

     Foreign income taxes results from taxes withheld on sales related to Russian operations. Operating income (loss) from such operations for the years ended December 31, 1996, 1997 and 1998 were $436,000 and $555,000 and
$(441,000), respectively.

     Income tax expense differs from the amount computed by applying the federal income tax rate of 34% to earnings before taxes, as follows:

                                                      1996        1997         1998
                                                    --------   ----------   ----------
Income tax provision at 34%.......................  $187,251   $1,385,612   $  506,458
Merger expenses not deductible for tax purposes...        --           --      612,000
Expenses not deductible for tax purposes..........    11,990       33,094       28,488
State income tax expense, net of federal effect...   (10,351)      89,206      155,303
Effect of foreign operations, including foreign
  tax credits.....................................   (53,071)     (49,326)          --
Exclusion of Partnership income tax benefit.......    84,000       39,000           --
Other.............................................     7,329       15,975      (35,761)
                                                    --------   ----------   ----------
          Total...................................  $227,148   $1,513,561   $1,266,488
                                                    ========   ==========   ==========

     Effective January 1, 1998, the Partnership elected to be taxed as a corporation. As such, deferred taxes and tax provisions have been established in 1998. The pro forma tax benefit in 1996 and 1997 was approximately $84,000 and $39,000, respectively, if the partnership would have been taxed as a C corporation in those years.

     The tax effects of temporary differences and carryforwards, which result in a significant portion of the deferred tax assets and liabilities are as follows:

                                                   1997                      1998
                                          ----------------------   ------------------------
                                           ASSETS    LIABILITIES     ASSETS     LIABILITIES
                                          --------   -----------   ----------   -----------
Effect on deferred taxes of
  carryforwards.........................  $116,958    $     --     $2,035,899   $       --
Foreign tax credit......................    25,600          --        207,235           --
Allowance for doubtful accounts.........   654,875          --        245,263           --
Unearned compensation...................     7,717          --             --       16,864
Deferred revenue........................     7,142          --             --    1,906,520
Accrued vacation pay....................    27,200          --         39,560           --
Property, plant and equipment...........        --     968,265             --    1,960,602
Other...................................     9,311          --         30,711           --
                                          --------    --------     ----------   ----------
          Total deferred taxes..........  $848,803    $968,265     $2,558,668   $3,883,986
                                          ========    ========     ==========   ==========

     A net operating loss of $5,278,132 was generated in 1998 and the operating loss will be used to offset future taxable income. The net operating loss carryforward will expire in year 2013; however, management believes that this carryforward will be utilized prior to expiration. No valuation allowance for deferred taxes at December 31, 1997 and 1998 is considered necessary as management has determined that it is more likely than not that these assets will be realized. The ultimate realization of deferred tax assets is dependent upon the

                 CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES generation of future taxable income during the periods in which those temporary differences become deductible. The Company considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

(14) COMMITMENTS

     The Company has an agreement with various vendors, which require minimum usage. In the event such monthly commitments are not met, the Company is required to remit to the vendor the difference between the commitments and the actual usage. Such amount, if necessary, would be recorded as cost of revenue in the period incurred.

     The Company entered into a volume purchase commitment of $13 million relating to the purchase of telecommunications equipment. In the event the $13 million commitment is not fulfilled by CapRock, the Company shall pay the vendor a penalty ranging from 3%-13% of the purchase commitment. The Company believes that no penalties will be incurred under this contract.

(15) 401(k) PLANS

     The Company and a subsidiary offer its qualified employees the opportunity to participate in one of its defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code. Each employee may contribute on a tax deferred basis a portion of annual earnings not to exceed $9,500. The Company matches individual employee contributions in certain plans, up to a maximum level, which in no case exceeds 6%. The Company's matching contributions to the Plan (after forfeitures) for the years ended December 31, 1996, 1997 and 1998 were $23,367, $30,287 and $81,086, respectively.

(16) ACQUISITION

     In January 1998, the Company completed the acquisition of Integrated Communications and Engineering, Ltd. ("ICEL"), a communications systems integrator and maintenance provider in Aberdeen, Scotland. The Company paid a total purchase price of approximately $2.2 million comprised of approximately $610,000 in cash and 207,266 shares of the Company's common stock. The acquisition was accounted for as a purchase business combination, and accordingly the purchase price was allocated to assets acquired and liabilities assumed. Approximately $ 1.6 million was recorded as goodwill and $300,000 was allocated to contracts as a result of the transaction.

     The following summarizes the unaudited consolidated data as though the acquisition of ICEL occurred as of the January 1, 1997:

                                             HISTORICAL     PRO FORMA
                                             -----------   -----------
Revenue....................................  $75,349,466   $78,676,598
Net income.................................    2,561,767     2,681,147
Earnings per share.........................         0.09          0.10

(17) SUBSEQUENT EVENTS

     In February 1999, the Company entered into a joint build arrangement with Enron Communications, Inc., a wholly owned subsidiary of Enron Corp., to jointly build approximately 1,050 miles of fiber optic network within the state of Texas. The build plan includes four conduit ducts to be placed throughout the 1,050 miles, with one and one-quarter conduits to be owned and funded by CapRock and one and one-quarter conduits to be owned and funded by Enron Communications, Inc., and one and one-half conduits to be owned and funded by a limited partnership formed by CapRock and Enron Communications, Inc. The limited partnership will sell a specified amount of fiber usage rights and CapRock will own 48 fibers.

                 CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES

     The total required capital contributions will depend on the costs to construct the segment. CapRock and Enron are committed to each contribute equally to fund the construction. The total construction costs for the 1,050 miles are estimated at approximately $100 million.

(18) SEGMENT REPORTING AND CONCENTRATION OF CUSTOMERS

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which the Company has adopted in 1998. The Company identifies such segments based on management responsibility. The Company measures segment profit as operating income, which is defined as income before interest expense and income taxes. The service revenue from the Telecommunications Division include all revenues generated from the sale of telecommunications products to business and residential customers. These products include local, long distance, Internet, data and private line services. The Fiber Division includes the operating activity and the assets relating to the fiber build out. The revenues for the Fiber Division primarily relate to the sale of dark fiber through IRUs. The product and service revenue from the Services Division include revenues generated from the design, installation, leasing and sale of voice and data systems and products, primarily to companies in the oil and gas industry. The Corporate Division includes certain general and administrative functions and operating expenses and the merger related expenses of $2.3 million, which comprise the segment operating loss of $3.5 million in 1998. The general and administrative expenses were allocated to each of the respective divisions prior to 1998. Information regarding operating segments is as follows (amounts are in thousands):

                                                        YEAR ENDED DECEMBER 31, 1996
                                      -----------------------------------------------------------------
                                      TELECOMMUNICATIONS   FIBER    SERVICES   CORPORATE   CONSOLIDATED
                                      ------------------   ------   --------   ---------   ------------
Revenue from external customers.....       $23,174            $--   $27,796       $--        $50,970
Depreciation and amortization.......           479             54     1,003       --           1,536
Operating income....................            44           (228)    1,278       --           1,094
Total assets........................         7,356          8,757    12,409       --          28,522

                                                        YEAR ENDED DECEMBER 31, 1997
                                      -----------------------------------------------------------------
                                      TELECOMMUNICATIONS   FIBER    SERVICES   CORPORATE   CONSOLIDATED
                                      ------------------   ------   --------   ---------   ------------
Revenue from external customers.....       $46,745         $1,945   $26,659       $--        $75,349
Depreciation and amortization.......           694            902     1,750       --           3,346
Operating income....................         3,226            671     1,562       --           5,459
Total assets........................        13,327          9,779    26,283       --          49,389

                                                        YEAR ENDED DECEMBER 31, 1998
                                     ------------------------------------------------------------------
                                     TELECOMMUNICATIONS    FIBER    SERVICES   CORPORATE   CONSOLIDATED
                                     ------------------   -------   --------   ---------   ------------
Revenue from external customers....       $75,768         $11,930   $34,798       $(722)     $121,774
Depreciation and amortization......         1,113             744     2,993          37         4,887
Operating income...................         3,280           8,128       (55)     (3,528)        7,825
Total assets.......................        26,929          39,175    34,064      91,798       191,966

     All significant transactions and agreements of the Company, with the exception of the operations of ICEL (Scotland) are generated in U.S. dollars. The pertinent data relating to foreign operations is as follows (amounts are in thousands):

                                                          YEAR ENDED DECEMBER 31, 1996
                                            --------------------------------------------------------
                                             U.S.     MEXICO   RUSSIA   INTERNATIONAL   CONSOLIDATED
                                            -------   ------   ------   -------------   ------------
Revenue to external customers.............  $44,285   $1,761   $2,281      $2,643         $50,970
Operating income (loss)...................      451      273      436         (66)          1,094
Long-lived assets.........................   15,901       --       --          --          15,901

                 CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                                          YEAR ENDED DECEMBER 31, 1997
                                            --------------------------------------------------------
                                             U.S.     MEXICO   RUSSIA   INTERNATIONAL   CONSOLIDATED
                                            -------   ------   ------   -------------   ------------
Revenue to external customers.............  $57,706   $6,495   $1,905      $9,243         $75,349
Operating income..........................    3,464    1,216      555         224           5,459
Long-lived assets.........................   27,341       --       --          --          27,341

                                                        YEAR ENDED DECEMBER 31, 1998
                                -----------------------------------------------------------------------------
                                 U.S.     MEXICO    INDIA    RUSSIA   SCOTLAND   INTERNATIONAL   CONSOLIDATED
                                -------   -------   ------   ------   --------   -------------   ------------
Revenue to external
  customers...................  $79,185   $16,611   $4,766   $2,312    $5,207       $13,693        $121,774
Operating income (loss).......    3,766     1,920      415     (441)        8         2,157           7,825
Long-lived assets.............   58,893        --       --       --     2,508            --          61,401

     All revenue was derived from unaffiliated customers. For the years ended December 31, 1996 and 1997 one customer provided $11,681,000 (or 23%) and $9,349,000 (or 12%) of the Company's revenue, respectively. For the year ended December 31, 1998, one customer provided $13,985,000 (or 11%) and another customer provided $12,344,000 (or 10%) of the Company's revenue.

(19) QUARTERLY RESULTS

     The Company's unaudited quarterly results are as follows (amounts are in thousands, except share data):

                                                              FOR THE 1997 QUARTER ENDED
                                                        ---------------------------------------
                                                        MARCH 31   JUNE 30   SEPT. 30   DEC. 31
                                                        --------   -------   --------   -------
Revenue...............................................  $17,022    $18,649   $19,039    $20,640
Gross profit..........................................    4,197      5,631     6,109      6,941
Net income............................................      115        721       970        756
Basic and diluted earnings per share..................       --       0.03      0.03       0.03

                                                              FOR THE 1998 QUARTER ENDED
                                                        ---------------------------------------
                                                        MARCH 31   JUNE 30   SEPT. 30   DEC. 31
                                                        --------   -------   --------   -------
Revenue...............................................  $24,412    $27,008   $35,284    $35,070
Gross profit..........................................    8,183      9,202     9,309     11,860
Net income (loss).....................................    1,358      1,515    (1,650)    (1,000)
Basic and diluted earnings (loss) per share...........     0.05       0.10     (0.06)     (0.03)