Form 10-Q
period 1999-03-31
CAPROCK COMMUNICATIONS CORP
filed 1999-05-14
CIK 1063880

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ______________


                        Commission File Number: 0-24581


                          CAPROCK COMMUNICATIONS CORP.
             (Exact name of registrant as specified in its charter)


           TEXAS                                          75-2765572
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                        15601 DALLAS PARKWAY, SUITE 700
                              DALLAS, TEXAS 75248
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (972) 982-9500


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares of the registrant's Common Stock outstanding as of April 30, 1999 was 29,017,843.

                          CAPROCK COMMUNICATIONS CORP.
                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                     INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART 1.      FINANCIAL INFORMATION.........................................  1

    Item 1.  Financial Statements..........................................  1

             Consolidated Balance Sheets at December 31, 1998 and
             March 31, 1999 (unaudited)....................................  1

             Consolidated Statements of Operations (unaudited) for the
             Three Months Ended March 31, 1998 and 1999....................  2

             Consolidated Statements of Cash Flows (unaudited) for the
             Three Months Ended March 31,1998 and 1999.....................  3

             Notes to Consolidated Financial Statements....................  4

    Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................  7

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk.... 18

PART II.     OTHER INFORMATION............................................. 19

    Item 1.  Legal Proceedings............................................. 19

    Item 6.  Exhibits and Reports on Form 8-K.............................. 19

             Signature Page................................................ 21

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                               DECEMBER 31,         MARCH 31,
                                                                                   1998               1999
                                                                               -----------        ------------
                                   ASSETS                                                          (unaudited)
Current  assets:
  Cash and cash equivalents                                                    $     293,860    $   4,447,375
  Marketable securities                                                           97,019,789       47,040,582
  Accounts receivable and unbilled services, less allowance for doubtful accounts of $709,941 and $2,524,521 at December 31, 1998
    and March 31, 1999, respectively                                              19,936,214       35,443,827
  Income tax receivable                                                            1,405,000        2,020,920
  Costs and estimated earnings in excess of billings                               7,238,402        3,574,090
  Inventory                                                                        1,301,726        1,273,344
  Prepaid expenses and other                                                         706,775        1,088,901
  Deferred income taxes                                                            1,989,250        2,122,499
                                                                               -------------    -------------
         Total current assets                                                    129,891,016       97,011,538

  Property, plant and equipment                                                   71,968,047       92,685,506
  Accumulated depreciation                                                       (12,361,295)     (13,823,888)
                                                                               -------------    -------------
        Property, plant and equipment, net                                        59,606,752       78,861,618

Other assets                                                                       2,468,000       18,011,450
                                                                               -------------    -------------
         Total assets                                                          $ 191,965,768    $ 193,884,606
                                                                               =============    =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                        $  26,850,525    $  31,264,428
  Unearned revenue                                                                   551,341          539,096
                                                                               -------------    -------------
         Total current liabilities                                                27,401,866       31,803,524

Senior notes, net of unamortized debt issuance costs                             145,187,039      145,308,334
Deferred income taxes                                                              3,314,568        2,334,172
                                                                               -------------    -------------
         Total liabilities                                                       175,903,473      179,446,030

Stockholders' equity:
  Preferred stock, $.01 par value; 20,000,000 shares authorized; none issued              --               --
  Common stock, $.01 par value; 200,000,000 shares authorized; issued and outstanding, 28,932,395 and 28,952,747 shares at December 31, 1998 and
    March 31, 1999, respectively                                                     289,377          289,593
  Additional paid-in capital                                                      10,521,713       10,607,199
  Retained earnings                                                                5,608,237        3,902,925
  Accumulated other comprehensive income                                               8,878              468
  Unearned compensation                                                             (329,070)        (308,214)
  Treasury stock, at cost                                                            (36,840)         (53,395)
                                                                               -------------    -------------
         Total stockholders' equity                                               16,062,295       14,438,576
                                                                               -------------    -------------
         Total liabilities and stockholders' equity                            $ 191,965,768    $ 193,884,606
                                                                               =============    =============

        See accompanying notes to consolidated financial statements.

                CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)

                                              THREE MONTHS ENDED MARCH 31,
                                             -----------------------------
                                                 1998            1999
                                             ------------    -------------
Revenues:
  Carriers' carrier                          $ 12,763,105    $ 24,452,165
  Integrated services                           4,268,888       4,504,312
  System services                               7,380,369       8,079,814
                                             ------------    ------------
         Total revenues                        24,412,362      37,036,291

Cost of services                               16,229,745      22,381,068
                                             ------------    ------------
         Gross profit                           8,182,617      14,655,223
Operating expenses:
  Selling, general and administrative           4,435,250      12,550,949
  Depreciation and amortization                 1,063,677       1,480,163
                                             ------------    ------------
         Total operating expenses               5,498,927      14,031,112
                                             ------------    ------------
Operating income                                2,683,690         624,111
Interest expense                                 (482,015)     (4,255,475)
Interest income                                    31,704         845,051
Other income (expense)                                548         (19,419)
                                             ------------    ------------
         Income (loss) before income taxes      2,233,927      (2,805,732)
Income tax expense (benefit)                      875,779      (1,100,420)
                                             ------------    ------------
         Net income (loss)                   $  1,358,148    $ (1,705,312)
                                             ============    ============

Earnings (loss) per common share:
  Basic                                      $       0.05    $      (0.06)
  Diluted                                    $       0.05    $      (0.06)
Weighted average shares outstanding:
  Basic                                        28,835,994      28,942,571
  Diluted                                      29,448,890      28,942,571

        See accompanying notes to consolidated financial statements.

                CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (UNAUDITED)

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                          -----------------------------
                                                                              1998            1999
                                                                          ------------    -------------
Cash flows from operating activities:
  Net income (loss)                                                       $  1,358,148    $ (1,705,312)
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                                          1,063,677       1,480,163
      Deferred income taxes                                                    (45,462)     (1,113,645)
      Equity earnings of unconsolidated joint venture                               --          46,120
      Amortization of debt issuance costs, included in interest expense             --         121,295
      Changes in operating assets and liabilities:
        Accounts receivable and unbilled services                           (2,275,475)    (15,507,613)
        Inventory                                                               24,927          28,382
        Costs and earnings in excess of billings                                    --       3,664,312
        Prepaid expenses and other                                            (125,887)       (487,998)
        Accounts payable and accrued liabilities                               629,220       4,413,903
        Income taxes receivable                                                542,486        (615,920)
        Unearned revenue                                                        92,559         (12,245)
                                                                          ------------    ------------
          Net cash provided by (used in) operating activities                1,264,193      (9,688,558)

Cash flows from investing activities:
  Purchases of property, plant and equipment                                (3,525,641)    (23,819,240)
  Proceeds from sale of marketable securities                                       --      49,979,207
  Proceeds from disposal of property, plant and equipment                       73,300       3,136,000
  Investment in unconsolidated subsidiary                                           --     (15,514,631)
  Purchase of ICEL                                                            (609,822)             --
                                                                          ------------    ------------
          Net cash provided by (used in) investing activities               (4,062,163)     13,781,336

Cash flows from financing activities:
  Principal payments on notes payable                                       (4,074,495)             --
  Proceeds from line of credit                                              19,223,971              --
  Principal payments on line of credit                                     (14,457,241)             --
  Purchase of treasury stock                                                        --         (16,555)
  Proceeds from issuance of common stock                                        20,883          85,702
  Principal payments under capital lease obligations                           (57,165)             --
                                                                          ------------    ------------
          Net cash provided by financing activities                            655,953          69,147
Effect of exchange rate on cash and cash equivalents                                --          (8,410)
                                                                          ------------    ------------
Net increase (decrease) in cash and cash equivalents                        (2,142,017)      4,153,515
Cash and cash equivalents at beginning of period                             3,520,017         293,860
                                                                          ------------    ------------
Cash and cash equivalents at end of period                                $  1,378,000    $  4,447,375
                                                                          ============    ============
Supplemental disclosure of cash flow information:
  Cash paid for interest                                                  $    455,915    $  8,950,000
                                                                          ============    ============
  Cash paid for income taxes                                              $    290,000    $         --
                                                                          ============    ============
Non-cash investing activity:

  Issuance of stock for ICEL acquisition                                  $  1,577,814    $         --
                                                                          ============    ============

        See accompanying notes to consolidated financial statements

                 CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Basis of Presentation and Nature of Business

     The consolidated financial statements include CapRock Communications Corp. ("CapRock" or the "Company") and its majority owned subsidiaries. The Company was formed on February 3, 1998, to serve as a holding company for the operations of CapRock Telecommunications Corp., a Texas corporation ("Telecommunications"), CapRock Fiber Network Ltd., a Texas limited partnership ("Partnership"), and IWL Communications, Incorporated, a Texas corporation ("IWL"), and its wholly owned subsidiaries upon the consummation of the business combination of those companies (the "Combination"). All significant inter-company transactions are eliminated in the consolidation. The equity method is used to account for unconsolidated investments in companies in which the Company exercises significant influences over operating and financial policies, but does not have a controlling interest. On August 26, 1998, pursuant to the Agreement and Plan of Merger and Plan of Exchange dated February 16, 1998, as amended (the "Merger Agreement"), among the Company, Telecommunications, the Partnership, IWL and certain other parties, the Company completed the Combination (note 2).

     The Company is a regional facilities-based integrated communications provider offering local, long distance, Internet, data and private line services to small and medium-sized businesses. The Company also provides switched and dedicated access, regional and international long distance, private lines and dark fiber to carrier customers. The Company is in the process of building an advanced fiber network throughout Texas, Louisiana, Oklahoma, Arkansas and New Mexico. Additionally, the Company, through its wholly owned subsidiary - IWL, provides communications solutions to customers with operations in remote, difficult-access regions. The Company markets its services through its internal sales representatives and a network of independent agents.

     The accompanying consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes included in the Company's 1998 Annual Report on Form 10-K, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999.

(2)  BUSINESS COMBINATION

     On August 26, 1998, pursuant to the Merger Agreement, the Company completed the Combination with Telecommunications, the Partnership and IWL. Accordingly, the Consolidated Balance Sheets as of December 31, 1998 and March 31, 1999 and the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1999 include Telecommunications, the Partnership and IWL as though these entities had always been a part of CapRock.

     Upon the consummation of the Combination, all previously outstanding shares of IWL common stock ceased to exist and each such share was converted into and became exchangeable for one share of CapRock common stock, and all previously outstanding shares of Telecommunications common stock ceased to exist, and each such share was converted into and became exchangeable for
1.789030878 shares of CapRock common stock and each one percent (1%) of the Partnership interests issued and outstanding was exchanged for 63,194.54 shares of CapRock common stock. The Company issued 28,910,221 common shares in the Combination. Additionally, outstanding employee stock options of IWL and Telecommunications were converted at the above exchange factors into options to purchase shares of

CapRock common stock. The mergers and interest exchange constituted a tax-free reorganization and was accounted for as a pooling of interests.

     In May 1998, IWL changed its fiscal year end to coincide with the fiscal years of CapRock, Telecommunications and the Partnership. The Consolidated Statement of Operations for the three months ended March 31, 1998 and 1999 combine the operating activity for all three entities for these periods.

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

     The results of operations for the separate companies and the combined amounts presented in the Consolidated Financial Statements for periods prior to the Combination follow:

                                 THREE MONTHS ENDED
                                   MARCH 31, 1998
                                 ------------------
Net Sales:
   Telecommunications............  $ 15,776,950
   Partnership ..................       580,895
   IWL ..........................     8,054,517
                                   ------------
Combined ........................  $ 24,412,362
                                   ============

Net Income:
   Telecommunications............  $    897,241
   Partnership ..................        70,322
   IWL ..........................       390,585
                                   ------------
Combined ........................  $  1,358,148
                                   ============

3) EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted income
(loss) per share:

                                                       THREE MONTHS ENDED
                                                             MARCH 31,
                                                  ----------------------------
                                                      1998           1999
                                                  ------------   -------------
Numerator:
   Net income (loss)                              $  1,358,148   $ (1,705,312)

Denominator:
   Denominator for basic earnings (loss) per
      share-weighted average shares outstanding     28,835,994     28,942,571

Effect of dilutive securities:
   Employee stock options                              612,896             --
                                                  ------------   ------------

   Denominator for diluted earnings (loss) per
      share-weighted average shares outstanding     29,448,890     28,942,571
                                                  ============   ============

   Basic and diluted earnings (loss) per share    $        .05   $       (.06)
                                                  ============   ============

4) SEGMENT REPORTING

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which the Company adopted in 1998. The Company identifies such segments based on management responsibility. The Company measures segment profit as operating income, which is defined as income before interest expense and income taxes. The service revenue from the Telecommunications Division includes all revenues generated from the sale of telecommunications products to business and residential customers. These products include local, long distance, Internet, data and private line services. The Fiber Division includes the operating activity and the assets relating to the fiber build out. The revenues for the Fiber Division primarily relate to the sale of dark fiber through IRUs. The product and service revenue from the Services Division includes the revenues generated from the design, installation, leasing and sale of voice and data systems and products, primarily to companies in the oil and gas industry. The Corporate Division includes certain general and administrative functions and operating expenses. Information regarding operating segments is as follows:

                                                       QUARTER ENDED MARCH 31, 1998
                               ----------------------------------------------------------------------------
                                TELECOMMUNICATIONS      FIBER       SERVICES     CORPORATE   CONSOLIDATED
                               --------------------  ------------ ------------- ------------ --------------
Revenue from external customers   $15,770,312         $   587,533   $ 8,054,517   $     --    $24,412,362
Depreciation and amortization         231,420             184,927       647,330         --      1,063,677
Operating income                    1,560,999             323,948       798,743         --      2,683,690
Total assets                       14,552,339           9,948,579    29,833,549         --     54,334,467

                                                       QUARTER ENDED MARCH 31, 1999
                               ----------------------------------------------------------------------------
                                TELECOMMUNICATIONS      FIBER       SERVICES     CORPORATE   CONSOLIDATED
                               --------------------  ------------ ------------- ------------ --------------
Revenue from external customers   $ 17,304,671        $ 11,651,806 $  8,079,814  $         --  $ 37,036,291
Depreciation and amortization          532,603             208,000      739,560            --     1,480,163
Operating income                    (2,687,535)          7,697,874      343,869    (4,730,097)      624,111
Total assets                        30,334,464          65,406,316   32,532,702    65,611,124   193,884,606

     All revenue was derived from unaffiliated customers.

5) FIBER BUILD AGREEMENT

      In February 1999, the Company entered into a joint build arrangement with Enron Communications, Inc., a wholly owned subsidiary of Enron Corp., to jointly build approximately 1,050 miles of fiber optic network within the state of Texas. The build plan includes four conduits to be placed throughout the 1,050 miles, with one and one-quarter conduits to be owned and funded by CapRock and one and one-quarter conduits to be owned and funded by Enron Communications, Inc., and one and one-half conduits to be owned and funded by a limited partnership formed by CapRock and Enron Communications, Inc. The limited partnership will sell a specified amount of fiber usage rights and CapRock will own 48 fibers.

      The total required capital contributions will depend on the costs to construct the segment. CapRock and Enron are committed to each contribute equally to fund the construction. The total construction costs for the 1,050 miles are estimated at approximately $100 million.

6) SECONDARY PUBLIC OFFERING

    On May 6, 1999, the Company entered into an underwriting agreement with various underwriters to sell 4,000,000 shares of its common stock at a price of $22.00 per share in a public offering. The registration statement for the equity offering was declared effective by the SEC on May 6, 1999 and closed on May 12, 1999. The net proceeds after the underwriters discount from the sale of the stock was approximately $82.7 million and the expenses associated with offering are estimated at approximately $1.2 million.

7) SENIOR NOTE OFFERING

      The Company is in process of selling securities through a private placement under Section 4(2) and Rule 144A under the Securities Act of 1933. The $210 million aggregate principal senior notes (the "Senior Notes") were priced at an interest rate of 11 1/2% on May 13, 1999. The private placement is scheduled to close on or about May 18, 1999. The estimated net proceeds to the Company after deducting the initial purchasers' discount and estimated offering expenses is approximately $200.7 million. The proceeds will be used to fund capital expenditures for the construction of the fiber optic network, switching equipment and other capital expenditures and to expand its sales offices, for potential acquisitions and for general working capital purposes. The funds will be invested in high-grade liquid securities classified as available for sale. The Company is required under the proposed indenture to file a registration statement to register the Senior Notes within 90 days of the closing of the transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with CapRock's consolidated financial statements and notes thereto for the year ended December 31, 1998. The Company believes that all necessary adjustments (consisting of normal recurring adjustments) have been included in the amounts stated below to present fairly the following quarterly information. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results for interim periods are not necessarily indicative of results to be expected for the year. In this Form 10-Q, the "Company," "CapRock," "we," "us" and "our" refer to CapRock and its subsidiaries, including Telecommunications, the Partnership and IWL, which are our three predecessor companies, as well as CapRock Network Services, L.P., CapRock Telecommunications Leasing Corp. and CapRock Design Services, L.P., unless the context otherwise requires.

FORWARD LOOKING INFORMATION

     This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about CapRock, including:

     o our anticipated growth strategies,

     o anticipated trends in our business, including trends in technology and the growth of communications network products and services,

     o future expenditures for capital projects, and

     o our ability to continue to control costs and maintain quality.

     Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including risks related to, among other things, building a fiber network (including obtaining the necessary rights-of-way, permits and regulatory approvals), supply and demand for data services, competition, the need for additional capital, debt and interest payment obligations, restrictions in our senior note indenture, rapid growth, dependence on local telephone companies and long distance carriers, our information systems, retention of key personnel, dependence on major customers, year 2000 problems, the continued integration of our predecessor companies, service interruptions, potential liability as an internet service provider and protection of our intellectual property.

     We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Because of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-Q might not occur.

OVERVIEW

     We own and operate a scalable long-haul fiber network which upon completion is expected to cover approximately 5,500 route miles throughout the Southwest region, which includes Texas, Louisiana, Arkansas, Oklahoma and New Mexico. This fiber network supports the voice, data, bandwidth and dark fiber services we provide to our carrier and retail customers.

     In August 1998, we announced that we had completed a business combination transaction in which our predecessor companies combined to form our company as it exists today. The combination was accounted for as a pooling of interests. Accordingly, our consolidated results include our three predecessor companies (i.e., Telecommunications, the Partnership and IWL) as though these entities had always been a part of CapRock.

     We intend to be the premier provider of carriers' carrier services and the leading facilities-based integrated communications provider in the Southwest region. To measure our progress, we classify our revenues in three categories: carriers' carrier, integrated services and systems services. Our carriers' carrier revenues include domestic and international long distance, bandwidth and dark fiber services sold to telecommunications carriers and other wholesale customers. Currently, we have over 100 carrier customers, including AT&T, MCI WorldCom, Sprint Corporation and Qwest Communications, as well as many regional independent companies such as Century Tel, Inc. and Lufkin Conroe Telephone. Our integrated services revenues reflect our local, long distance, Internet, data and private line products provided to over 5,000 small and medium-sized businesses on a single bundled bill. Lastly, our systems services revenues represent the voice and data systems and services we provide primarily to the oil and gas industry offshore in and along the Gulf of Mexico.

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

     In addition, in February 1999, CapRock entered into a joint build agreement with Enron Communications, Inc. to jointly build approximately 1,050 miles of fiber network in Texas. Through this joint build arrangement, we will connect Amarillo, Lubbock, Dallas, Fort Worth, Waco, Bryan, Austin, San Marcos, San Antonio and Houston, Texas. The build plan includes four conduits to be placed throughout the approximately 1,050 miles, with one and one-quarter conduits to be owned and funded directly by us, one and one-quarter to be owned and funded by Enron Communications and one and one-half to be owned and funded by a limited partnership formed by us and Enron Communications. Our agreements with Enron Communications provide that the partnership will install 192 fibers in the first conduit and will sell 96 of the 192 fibers to be installed. Of the remaining 96 fibers, we will own 48 fibers and Enron Communications will own 48 fibers. The joint build arrangement provides several benefits, including reduction of construction costs, accelerated acquisition of right of way and franchise agreements, the majority of which are essentially in place, and the freeing up of resources to potentially accelerate the build of the remaining portion of the network.

RESULTS OF OPERATIONS

     CapRock recognizes revenue from the following sources: carriers' carrier, integrated services and system services.

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

     The following table represents the various sources of revenues:

                             THREE MONTHS ENDED
                                   MARCH 31,
                         -------------------------
                            1998           1999
                         -----------   -----------
Revenues:
   Carrier's carrier     $12,763,105   $24,452,165
   Integrated services     4,268,888     4,504,312
   System services         7,380,369     8,079,814
                         -----------   -----------
      Total revenues     $24,412,362   $37,036,291
                         ===========   ===========

     The following table sets forth for the periods indicated CapRock's statement of operations as a percentage of its operating revenues:

                                            THREE MONTHS ENDED
                                                  MARCH 31,
                                       ----------------------------
                                           1998           1999
                                       ------------   -------------
Revenues                                   100%           100%
Cost of services                            66%            60%
                                           ---            ---
Gross margin                                34%            40%
Operating expenses:
   Selling, general and administrative      18%            34%
   Depreciation and amortization             4%             4%
                                           ---            ---
Total operating expenses                    22%            38%
                                           ---            ---
Operating income                            12%             2%
Interest expense                            (2)%           (12)%
Interest income                             - %             2%
Other income (expense)                      - %             -%
                                           ---            ---
Income (loss) before income taxes           10%            (8)%
Income tax expense (benefit)                 4%            (3)%
                                           ---            ---
Net income (loss)                            6%            (5)%
                                           ===            ===

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

     Revenues. Total revenues increased $12.6 million, or 52%, from $24.4 million during the three months ended March 31, 1998 to $37 million during the three months ended March 31, 1999. This increase was attributable to increases of 92% in carriers' carrier, 6% in integrated services and 9% in systems services revenue for the comparable periods.

     Carriers' carrier revenue increased $11.7 million from $12.8 million during the three months ended March 31, 1998 to $24.5 million during the three months ended March 31, 1999. The 92% increase resulted primarily from the sale of IRUs and dark fiber leases. Fiber related revenues increased $11.1 million from $588,000 during the three months ended March 31, 1998 to $11.7 million during the three months ended March 31, 1999. The Company anticipates recurring fiber related revenue relating to IRUs and dark fiber leases to continue through the remainder of the year. However, period-to-period fluctuations can be expected as this type of revenue is affected by the negotiation and terms of these contracts and the build out of our network.

     Integrated services revenue increased $235,000 from $4.3 million during the three months ended March 31, 1998 to $4.5 million during the three months ended March 31, 1999. The 6% increase was attributable to growth in the number of business and residential customers both from increased penetration in our existing markets and from the deployment of our network into new markets. Additionally, CapRock recognized local telephone revenue for the three months ended March 31, 1999 as compared to no such revenue during the three months ended March 31, 1998.

     Systems services revenue increased $700,000 from $7.4 million during the three months ended March 31, 1998 to $8.1 million during the three months ended March 31, 1999. The 9% increase was attributable to moderate growth associated with the leasing and sale of voice and data systems products and projects involving the engineering and integration of telecommunications systems and sales, service and maintenance of telecommunications equipment. The Company anticipates quarterly systems services revenue for the remainder of the year to remain at comparable levels.

    Costs of Services. Cost of services increased $6.2 million, or 38%, from $16.2 million during the three months ended March 31, 1998 to $22.4 million during the three months ended March 31, 1999. The growth in cost of services was primarily attributable to the continued growth in all three revenue categories. The six percentage point increase in gross margin from 34% to 40% resulted primarily from favorable pricing attributable to the higher traffic and the sale of dark fiber. The increase in the gross margin during the three months ended March 31, 1999 was partially offset by lower margins attributable to Mexico and other international traffic, which carry a lower gross margin percentage. Gross margins may vary in future periods as a result of these and other factors.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") include salaries, benefits, occupancy costs, commissions, sales and marketing expenses and administrative expenses. SG&A increased $8.1 million, or 183%, from $4.4 million during the three months ended March 31, 1998 to $12.6 million during the three months ended March 31, 1999. The increase resulted primarily from the additional personnel required to support CapRock's growth, advertising to increase name recognition and brand awareness and additional sales commission payments.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased $416,000, or 39%, from $1.1 million during the three months ended March 31, 1998 to $1.5 million during the three months ended March 31, 1999. This increase resulted primarily from purchases of additional equipment and other fixed assets to accommodate CapRock's growth. CapRock expects that depreciation and amortization expense will continue to increase in subsequent periods as CapRock continues to expand its facilities.

     Interest Expense. Interest expense increased $3.8 million from $482,000 during the three months ended March 31, 1998 to $4.3 million during the three months ended March 31, 1999. The increase resulted from interest expense related to the Company's senior notes. See "-- Liquidity and Capital Resources."

     Interest Income. Interest income increased $813,000 from $32,000 during the three months ended March 31, 1998 to $845,000 during the three months ended March 31, 1999. The increase was attributable to the interest and investment accretion associated with the marketable securities purchased with the proceeds from the Company's senior notes issued in July 1998. See " -- Liquidity and Capital Resources."

     Income Taxes (Benefits). During the three months ended March 31, 1998, the Company incurred income tax expense of $876,000 compared to an income tax benefit of $1.1 million for the three months ended March 31, 1999. The expense or benefit resulted from the income or loss for the respective periods. The effective tax rate for both periods was 39%.

     Net Income (Loss). Net income decreased $3.1 million, or 226%, from $1.4 million during the three months ended March 31, 1998 to a net loss of $1.7 million during the three months ended March 31, 1999 as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     CapRock had cash and cash equivalents of $294,000 at December 31, 1998, as compared with $4.4 million at March 31, 1999 and marketable securities of $97 million at December 31, 1998 as compared to $47 million at March 31, 1999. CapRock had working capital of $102.5 million at December 31, 1998 as compared to working capital of $65.2 million at March 31, 1999. The decrease in working capital was attributable to the utilization of working capital for the build out of the fiber optic network and increase in corporate overhead to support the Company's growth.

     CapRock's cash flow provided from operating activities for the three months ended March 31, 1998 was $1.3 million as compared to $9.7 million used in operating activities during the three months ended March 31, 1999. The change was primarily attributable to an increase in accounts receivable and unbilled services, and the timing of certain capital expenditure payments to vendors relating to the fiber optic network build out.

     Cash used in investing activities during the three months ended March 31, 1998 was $4.1 million as compared to cash provided by investing activities during the three months ended March 31, 1999 of $13.8 million. Capital resources used for the purchase of property and equipment increased $20.3 million from $3.5 million during the three months ended March 31, 1998 to $23.8 million during the three months ended March 31, 1999. This increase primarily related to the purchase of telecommunications equipment and costs incurred with the build out of the fiber optic network. During the three months ended March 31, 1999, the Company received $50 million from the sale of marketable securities as compared to no such sales during the three months ended March 31, 1998.

     In January 1998, CapRock completed the acquisition of Integrated Communications and Engineering, Ltd., a communications systems integrator and maintenance provider in Aberdeen, Scotland. CapRock paid a total purchase price of approximately $2.2 million comprised of approximately $610,000 in cash and 207,266 shares of CapRock's Common Stock.

     In July 1998, CapRock issued $150 million aggregate principal amount of its senior notes. Interest on the senior notes is payable semi-annually in arrears on January 15 and July 15 of each year, commencing January 15, 1999, at the rate of 12% per year. A portion of the net proceeds from the offering of the senior notes was used to repay all existing debt obligations, totaling
$26.8 million. The remaining proceeds, net of transaction costs, have been, or will be, used to fund additional capital expenditures for the construction of CapRock's fiber optic network, switching equipment and other capital expenditures to expand its sales offices, for potential acquisitions and for general working capital purposes. The funds are invested in high-grade liquid securities classified as available for sale. The indenture governing the issuance of the senior notes contains certain restrictive operating and financial covenants, including restrictive covenants relating to borrowing additional money, paying dividends or making other distributions to our shareholders, limiting the ability of subsidiaries to make payments to us, making certain investments, creating certain liens on our assets, selling certain assets and using the proceeds from those sales for certain purposes, entering into transactions with affiliates, and engaging in certain mergers or consolidations. All of the covenants are subject to a number of important qualifications and exceptions. These covenants may adversely affect CapRock's ability to finance its future operations or capital needs or to engage in other business activities that may be in the best interests of CapRock.

     CapRock expects to require significant financing for future capital expenditure and working capital requirements. By the end of the year 2000, CapRock intends to build out its fiber optic network to approximately 5,500 route miles throughout the Southwest region. CapRock intends to use advanced fiber capable of supporting dense wave division multiplexing with an OC-48 backbone scalable to OC-192, and intends to install 96 fibers throughout most of its network and intends to retain on average 24 fiber strands. CapRock is burying three to four conduits throughout its network. CapRock currently estimates that its aggregate capital requirements will total approximately $250 million for 1999 and approximately $160 million for 2000, including expenditures to be made under the joint build arrangement with Enron Communications. CapRock expects to make substantial capital expenditures thereafter. Capital expenditures will be required to (1) fund the construction and operation of the fiber optic network, including the portion to be constructed through the joint build arrangement with Enron Communications, (2) fund the installation of voice and data switches, and (3) open sales offices and add sales support and customer service personnel in markets throughout Texas, Louisiana, Oklahoma, Arkansas and New Mexico.

     On May 6, 1999, CapRock entered into an underwriting agreement with various underwriters to sell 4,000,000 shares of its common stock at a price of $22.00 per share in a public offering. The registration statement for the equity offering was declared effective by the SEC on May 6, 1999 and closed on May 12, 1999. CapRock received net proceeds, after deducting underwriting discounts and expenses payable by CapRock, of approximately $81.5 million from the sale of its common stock (CapRock will receive an additional approximately $2.0 million in net proceeds if the underwriters' over-allotment option to acquire an additional 100,000 shares of common stock from CapRock is exercised in full).

     CapRock is currently offering securities through a private placement under
Section 4(2) and Rule 144A under the Securities Act of 1933. The $210 million aggregate principal senior notes (the "Senior Notes") were priced at an interest rate of 11 1/2% on May 13, 1999. The private placement is scheduled to close on May 18, 1999. CapRock expects to receive net proceeds after deducting the initial purchasers' discount and estimated expenses payable by CapRock, of approximately $200.7 million. CapRock expects that the proposed Senior Notes will have a maturity date of ten (10) years after their issuance with interest payable semi-annually after the date of issuance. The proposed notes will be senior unsecured obligations and as such will rank pari passu in right of payment with CapRock's existing senior notes issued in July of 1998 and with all CapRock's future unsecured and unsubordinated indebtedness. CapRock anticipates that the indenture governing such notes will have restrictions similar to those, which currently exist for CapRock's existing senior notes. There is no assurance that the terms of the proposed notes actually offered and sold, if any, will not vary significantly from those described above. The proceeds will be used to fund capital expenditures for the construction of the fiber optic network, switching equipment and other capital expenditures and to expand its sales offices, for potential acquisitions and for general working capital purposes. The funds will be invested in high-grade liquid securities classified as available for sale. The Company is required under the proposed indenture to file a registration statement to register the Senior Notes within 90 days of the closing of the transaction.

     CapRock is also considering various alternatives under a revolving credit facility. CapRock anticipates that this credit facility, if obtained, would range from approximately $50 to $100 million. The proceeds from this credit facility would be used in a similar manner to the uses discussed for the Senior Notes.


     CapRock believes that its cash and marketable securities, cash flow from operations and sales of dark fiber, the net proceeds from the May 1999 equity offering and the expected net proceeds from the private placement of Senior Notes will be sufficient to fund completion of its planned network. However, no assurances can be made as to whether additional sources of capital will be needed to complete the network and if such sources are needed, but CapRock is unable to obtain them, CapRock may have to curtail or delay the build out of its fiber network and its level of capital expenditures. CapRock's EBITDA was $3.7 million for the three months ended March 31, 1998 and EBITDA of $2.1 million for the three months ended March 31, 1999.

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

NEW ACCOUNTING PRONOUNCEMENTS

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

STATE OF READINESS

     The year 2000 problem affects computers, software and other equipment used, operated or maintained by CapRock for itself and its customers. CapRock has substantially completed the process of assessing the potential impact of, and the costs of remediating, the year 2000 problem for its internal systems, facilities systems and equipment.

     CapRock's business depends upon the operation of computer systems. CapRock has established a year 2000 committee made up of leaders from the operational areas of CapRock to assess CapRock's year 2000 problem. The committee has the involvement of senior management and the Board of Directors and its objectives are a top priority. CapRock has undertaken various initiatives intended to provide computer equipment and software that will function properly with respect to dates in the year 2000 and thereafter. Computer equipment and software include systems that are commonly thought of as Information

Technology, or IT, systems, including accounting, data processing, telephone/PBX systems, scanning equipment and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as alarm systems, fax machines or other miscellaneous systems. Based upon its identification and assessment efforts to date, CapRock believes that certain computer equipment and software it currently uses will require replacement or modification. In addition, in the ordinary course of replacing computer equipment and software, CapRock will obtain replacements that are warranted to be year 2000 compliant. CapRock currently estimates that the year 2000 identification, assessment, remediation and testing efforts will be substantially complete by June 30, 1999 and that such efforts will be completed before any currently anticipated impact on its computer equipment and software. CapRock has substantially completed the identification and assessment process. CapRock estimates that it currently has completed approximately 80% of the initiatives that it believes will be necessary to address potential year 2000 issues relating to its computer equipment and software. The projects comprising the remaining 20% of the initiative are in process and are expected to be complete on or about September 30, 1999.

YEAR 2000 INITIATIVE                                                           TIME FRAME
--------------------                                                           ----------
Identification and assessment regarding IT system issues.....................   Completed
Remediation and testing regarding critical system issues.....................   6/98-5/99
Identification, assessment, remediation and testing regarding desktop and
    individual system issues.................................................   6/98-6/99
Identification and assessment regarding non-IT system
    issues...................................................................   8/98-5/99
Remediation and testing regarding non-IT systems.............................  11/98-6/99
Contingency plans regarding critical systems.................................   5/99-9/99

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

     CapRock has evaluated its systems and has identified the following systems and functions as mission critical:

     o switching systems,

     o network operations and fiber,

     o satellite/microwave transmission equipment and satellite service providers,

     o billing and call record collection systems, and

     o supply chain (vendor provider of switched services).

     Switching Systems:

     Switching equipment is used to connect calls to their destination, while performing other advanced features and recording call record information for future billing. The switch opens or closes circuits or selects the paths or circuits to be used for the transmission of information. CapRock currently owns seven switches, three of which are physically located in Dallas, Texas (two are calling card platforms), two in Houston, Texas, one in Victoria, Texas and one in Phoenix, Arizona. CapRock also manages a switch in Jersey City, New Jersey. CapRock has completed the assessment and certain test procedures relating to the switching equipment and has identified certain non-compliant features, which were remediated through software upgrades provided by the respective manufacturers.

     The remainder of the testing procedures for the switching equipment were substantially complete for all switches which were in service as of March 31, 1999. The switches which have not been placed in service will be subject to integrated test procedures prior to being placed in service. The test will incorporate the call collection processes and the interfaces with the billing system. The test will involve simulating date changes with the switch, such that the call records will be processed, rated and properly captured in the billing system as a billable transaction.

     The test procedures consist of the following:

     o process flow analysis,

     o documentation of overall integrated test strategy,

     o documentation and test case plans at an individual component level,

     o committee agreement regarding the test plan,

     o execution of the integrated test plan, and

     o documentation regarding the results of test procedures.

     Network Operations and Fiber:

     CapRock currently owns and operates an 800-route mile fiber optic network, which was substantially completed by December 31, 1998. Approximately 260 miles were completed and placed in service in January 1997. The network is currently being expanded to 5,500 route miles (which CapRock expects to be completed by the end of the year 2000). The fiber optic network is designed to be scalable and will include network-advanced fiber, which is capable of supporting dense wave division multiplexing with an OC-48 backbone scalable to OC-192. The fiber optic network will include electronic equipment, which regenerates and transports the voice, data and other information. A detailed assessment of the network operations and fiber equipment has been performed and no significant non-compliant issues have been identified.

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

     Billing and Call Record Collection Systems:

     CapRock handles its provisioning, customer care, billing and traffic reporting functions on a proprietary software platform developed by RiverRock Systems, Ltd., a Texas limited partnership in which CapRock has a 49% ownership interest. These operations support systems, or OSS systems, and other back office systems are used to enter, schedule and track a customer's order from the point of sale to the installation and testing of service. The systems also include or interface with trouble management, inventory, billing, collection and customer service systems. The test procedures relating to the billing system and call record collection processes were performed in conjunction with the switching equipment test procedures and are substantially completed.

     CapRock believes that substantially all of the hardware, database platform and operating systems impacting the billing system function will not be materially affected by Year 2000 issues.

     Supply Chain (Vendor Provider of Switch Services):

     CapRock is dependent upon a number of telecommunications carriers during the process of initiating and terminating calls to end-users. CapRock has sent correspondence to each of the significant suppliers regarding their year 2000 status and has received responses from substantially all of these suppliers. However, the information contained in a number of the responses was generic in nature and did not specifically address the stage of their year 2000 initiatives. CapRock will seek alternate suppliers in advance of December 31, 1999 in the event satisfactory responses are not received.

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

     Non-IT Systems:

     CapRock continues to evaluate non-information technology, or non-IT, systems. Based on current results and other factors, CapRock does not anticipate finding any material embedded system issues in its non-IT systems.

COSTS

     CapRock anticipates that costs of replacing or remediating non-compliant systems will not exceed $500,000 (remediation costs incurred to date have been less than $100,000). Such expenditures represent less than 1% of 1999 projected capital expenditures and will be funded out of cash flow from operations.

RISKS

     CapRock is in the process of preparing a comprehensive analysis of the problems and costs, including loss of revenues, that would be reasonably likely to result from the failure by CapRock or certain third parties to complete the efforts necessary to achieve year 2000 compliance on a timely basis.

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

     CapRock is still formulating contingency plans regarding significant suppliers of telecommunication services, which may suffer a year 2000-related failure. CapRock utilizes a number of different service providers and the contingency plan will include re-routing traffic from a vendor which experiences a year 2000 systems failure to one or more other vendors.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     CapRock is exposed to market risk from changes in marketable securities (which consist of money market and commercial paper). At March 31, 1999, marketable securities of CapRock were recorded at a fair value of approximately $47 million, with an overall weighted average return of approximately 5% and an overall weighted average life of less than 1 year. The marketable securities held by CapRock have exposure to price risk, which is estimated as the potential loss in fair value due to a hypothetical change of 50 basis points (10% of CapRock's overall average return on marketable securities) in quoted market prices. This hypothetical change would have an immaterial effect on the recorded value of the marketable securities.

     CapRock is not exposed to material future earnings or cash flow fluctuations from changes in interest rates on long-term debt since 100% of its long-term debt is at a fixed rate as of March 31, 1999. The fair value of CapRock's long-term debt at March 31, 1999 was estimated to be $152.6 million based on the overall rate of the long-term debt of 12% and an overall maturity of 9.3 years compared to terms and rates currently available in long-term financing markets. Market risk is estimated as the potential decrease in fair value of CapRock's long-term debt resulting from a hypothetical increase of 120 basis points in interest rates (ten percent of CapRock's overall borrowing rate). Such an increase in interest rates would result in approximately a $9.5 million decrease in fair value of CapRock's long-term debt. To date, CapRock has not entered into any derivative financial instruments to manage interest rate risk and is currently not evaluating the future use of any such financial instruments.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Information pertaining to this item is incorporated herein from Part I. Financial Information (Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations-Contingencies).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

     3.1 Articles of Incorporation of the Company ((incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4, as amended, SEC Registration No. 333-57365) (the "Merger Form S-4")).

     3.2 Bylaws of the Company ((incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4, as amended, SEC Registration No. 333-64699) (the "Exchange Offer Form S-4")).

     4.1 Specimen certificate for the Common Stock of the Company (incorporated by reference to Exhibit 4.3 to the Merger Form S-4).

     4.2 Indenture dated as of July 16, 1998, among CapRock Communications Corp., CapRock Telecommunications Corp., CapRock Fiber Network, Ltd., IWL (defined below), and Chase Manhattan Trust Company, National Association (formerly PNC Bank, National Association), Trustee (Incorporated by reference to Exhibit 4.1 to the Exchange Offer Form S-4).

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

    10.1 Amendment to Addison Circle One Office Lease Agreement. (Incorporated by reference to Exhibit 10.60 to the Registration Statement on Form S-1, as amended, of the Registrant, File No. 333-74735.)

   +27.1   Financial Data Schedule.

----------------------
+ Filed herewith.

(b)  Reports on Form 8-K

         None.

                          CAPROCK COMMUNICATIONS CORP.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CAPROCK COMMUNICATIONS CORP.

                                       By:     /s/ MATTHEW M. KINGSLEY
                                            ---------------------------------
                                                   Matthew M. Kingsley
                                                   Corporate Controller
                                             (Principal Accounting Officer)

Date: May 14, 1999

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------
  3.1   Articles of Incorporation of the Company ((incorporated by reference to
        Exhibit 3.1 to the Registration Statement on Form S-4, as amended, SEC
        Registration No. 333-57365) (the "Merger Form S-4")).

  3.2 Bylaws of the Company ((incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4, as amended, SEC Registration No.
        333-64699) (the "Exchange Offer Form S-4")).

  4.1 Specimen certificate for the Common Stock of the Company (incorporated by reference to Exhibit 4.3 to the Merger Form S-4).

  4.2   Indenture dated as of July 16, 1998, among CapRock Communications Corp.,
        CapRock Telecommunications Corp., CapRock Fiber Network, Ltd., IWL
        (defined below), and Chase Manhattan Trust Company, National Association
        (formerly PNC Bank, National Association), Trustee (Incorporated by reference to Exhibit 4.1 to the Exchange Offer Form S-4).

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

  10.1 Amendment to Addison Circle One Office Lease Agreement. (Incorporated by reference to Exhibit 10.60 to the Registration Statement on Form
        S-1, as amended, of the Registrant, File No. 333-74735.)

 +27.1  Financial Data Schedule.

----------------------
+ Filed herewith.

(b)  Reports on Form 8-K

         None.