Form 10-Q
period 1999-06-30
CAPROCK COMMUNICATIONS CORP
filed 1999-08-09
CIK 1063880

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         The number of shares of the registrant's Common Stock outstanding as of July 31, 1999 was 33,038,600.

                          CAPROCK COMMUNICATIONS CORP.
                                   FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                     INDEX


                                                                                                        Page
                                                                                                       Number
                                                                                                       ------

PART 1.         FINANCIAL INFORMATION................................................................     1

      Item 1.   Financial Statements.................................................................     1

                Consolidated Balance Sheets at December 31, 1998 and June 30, 1999 (unaudited).......     1

                Consolidated Statements of Operations (unaudited) for the Three Months and Six
                Months Ended June 30, 1998 and 1999..................................................     2

                Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended
                June 30, 1998 and 1999...............................................................     3

                Notes to Consolidated Financial Statements...........................................     4

      Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
                Operations...........................................................................     9

      Item 3.   Quantitative and Qualitative Disclosures About Market Risk...........................    21


PART II.        OTHER INFORMATION....................................................................    22

      Item 1.   Legal Proceedings....................................................................    22

      Item 2.   Changes in Securities and Use of Proceeds............................................    22

      Item 4.   Submission of Matters to a Vote of Security Holders..................................    23

      Item 6.   Exhibits and Reports on Form 8-K.....................................................    24

                SIGNATURE PAGE.......................................................................    26

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                      DECEMBER 31,            JUNE 30,
                                                                                          1998                  1999
                                                                                     -------------         -------------
                                    ASSETS                                                                  (unaudited)
 Current  assets:
   Cash and cash equivalents                                                         $     293,860         $  11,085,572
   Marketable securities                                                                97,019,789           307,433,933
   Accounts receivable and unbilled services, less allowance for doubtful accounts of $709,941 and $2,733,070 at December 31, 1998
     and June 30, 1999, respectively                                                    19,936,214            45,996,119
   Income tax receivable                                                                 1,405,000             1,405,000
   Costs and estimated earnings in excess of billings                                    7,238,402               333,268
   Inventory                                                                             1,301,726             1,249,583
   Prepaid expenses and other                                                              706,775             1,887,027
   Deferred income taxes                                                                 1,989,250             3,495,423
                                                                                     -------------         -------------
          Total current assets                                                         129,891,016           372,885,925

   Property, plant and equipment                                                        71,968,047           112,921,619
   Accumulated depreciation                                                            (12,361,295)          (15,561,603)
                                                                                     -------------         -------------
         Property, plant and equipment, net                                             59,606,752            97,360,016
 Other assets                                                                            2,468,000             9,286,924
                                                                                     -------------         -------------
          Total assets                                                               $ 191,965,768         $ 479,532,865
                                                                                     =============         =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Accounts payable and accrued expenses                                             $  26,850,525         $  31,864,111
   Billings in excess of costs and earnings                                                     --             2,848,647
   Unearned revenue                                                                        551,341               617,879
                                                                                     -------------         -------------
          Total current liabilities                                                     27,401,866            35,330,637

 Senior notes, net of unamortized debt issuance costs                                  145,187,039           347,011,552
 Deferred income taxes                                                                   3,314,568             2,251,295
                                                                                     -------------         -------------
          Total liabilities                                                            175,903,473           384,593,484

 Stockholders' equity:
   Preferred stock, $.01 par value; 20,000,000 shares authorized; none issued                   --                    --
   Common stock, $.01 par value; 200,000,000 shares authorized; issued and outstanding, 28,932,395 and 33,027,190 shares at December 31, 1998 and
     June 30, 1999, respectively                                                           289,377               330,375
   Additional paid-in capital                                                           10,521,713            93,044,803
   Retained earnings                                                                     5,608,237             2,001,768
   Accumulated other comprehensive income                                                    8,878                (5,293)
   Unearned compensation                                                                  (329,070)             (271,108)
   Treasury stock, at cost                                                                 (36,840)             (161,164)
                                                                                     -------------         -------------
          Total stockholders' equity                                                    16,062,295            94,939,381
                                                                                     -------------         -------------
          Total liabilities and stockholders' equity                                 $ 191,965,768         $ 479,532,865
                                                                                     =============         =============


          See accompanying notes to consolidated financial statements.

                 CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                      THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------------         ---------------------------------
                                                       1998                 1999                 1998                 1999
                                                   ------------         ------------         ------------         ------------
 Revenues:
   Carriers' carrier                               $ 15,678,344         $ 25,310,226         $ 28,441,449         $ 49,762,391
   Integrated services                                3,855,662            4,643,366            8,124,550            9,147,678
   Systems services                                   7,473,680            7,606,334           14,854,049           15,686,148
                                                   ------------         ------------         ------------         ------------
          Total revenues                             27,007,686           37,559,926           51,420,048           74,596,217

 Cost of services                                    17,805,618           22,538,163           34,035,363           44,919,231
                                                   ------------         ------------         ------------         ------------
          Gross profit                                9,202,068           15,021,763           17,384,685           29,676,986
 Operating expenses:
   Selling, general and administrative                5,124,429           12,461,013            9,559,679           25,011,962
   Depreciation and amortization                      1,186,691            1,857,185            2,250,368            3,337,348
                                                   ------------         ------------         ------------         ------------
          Total operating expenses                    6,311,120           14,318,198           11,810,047           28,349,310
                                                   ------------         ------------         ------------         ------------
 Operating income                                     2,890,948              703,565            5,574,638            1,327,676
 Interest expense                                      (476,312)          (5,880,292)            (958,327)         (10,135,767)
 Interest income                                          7,247            2,156,543               38,951            3,001,594
 Other income (expense)                                 104,376             (115,596)             104,924             (135,015)
                                                   ------------         ------------         ------------         ------------
          Income (loss) before income taxes           2,526,259           (3,135,780)           4,760,186           (5,941,512)
 Income tax expense (benefit)                         1,011,539           (1,234,623)           1,887,318           (2,335,043)
                                                   ------------         ------------         ------------         ------------
          Net income (loss)                        $  1,514,720         $ (1,901,157)        $  2,872,868         $ (3,606,469)
                                                   ============         ============         ============         ============


 Earnings (loss) per common share:
   Basic                                           $       0.05         $      (0.06)        $       0.10         $      (0.12)
   Diluted                                         $       0.05         $      (0.06)        $       0.10         $      (0.12)
 Weighted average shares outstanding:
   Basic                                             28,863,014           31,700,270           28,849,504           30,321,420
   Diluted                                           29,481,602           31,700,270           29,465,246           30,321,420


          See accompanying notes to consolidated financial statements.

                 CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                                ----------------------------------
                                                                                    1998                  1999
                                                                                ------------         -------------
 Cash flows from operating activities:
   Net income (loss)                                                            $  2,872,868         $  (3,606,469)
   Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
       Depreciation and amortization                                               2,250,368             3,337,348
       Gain on sale of assets                                                        (23,990)               (3,314)
       Deferred income taxes                                                         657,509            (2,569,446)
       Equity earnings (loss) of unconsolidated joint venture                        (83,750)               98,291
       Compensation expense related to stock option grants                            41,712                    --
       Amortization of debt issuance costs, included in interest expense                  --               392,594
       Changes in operating assets and liabilities:
         Accounts receivable and unbilled services                                (2,131,659)          (26,059,905)
         Inventory                                                                   (69,544)               52,143
         Costs and earnings in excess of billings                                 (1,355,000)            6,905,134
         Prepaid expenses and other                                               (1,405,769)           (1,371,682)
         Accounts payable and accrued liabilities                                  3,270,013             5,013,586
         Income taxes receivable                                                    (332,238)                   --
         Billings in excess of costs and estimated earnings                          211,997             2,848,647
         Unearned revenue                                                           (215,107)               66,538
                                                                                ------------         -------------
           Net cash provided by (used in) operating activities                     3,687,410           (14,896,535)

 Cash flows from investing activities:
   Purchases of property, plant and equipment                                     (8,654,989)          (45,716,670)
   Purchase of marketable securities                                                      --          (283,613,169)
   Proceeds from sale of marketable securities                                            --            73,199,025
   Proceeds from disposal of property, plant and equipment                           201,365             4,749,200
   Investment in unconsolidated subsidiary                                                --            (6,787,651)
   Purchase of ICEL                                                                 (609,822)                   --
                                                                                ------------         -------------
           Net cash used in investing activities                                  (9,063,446)         (258,169,265)

 Cash flows from financing activities:
   Proceeds from issuance of long-term debt                                        9,978,143                    --
   Principal payments on notes payable                                            (8,782,224)                   --
   Proceeds from issuance of senior notes, net of debt issuance                           --           201,431,919
   Proceeds from line of credit                                                   31,611,788                    --
   Principal payments on line of credit                                          (30,162,438)                   --
   Purchase of treasury stock                                                             --              (124,324)
   Proceeds from issuance of common stock                                             61,790            82,564,088
   Principal payments under capital lease obligations                               (116,253)                   --
                                                                                ------------         -------------
           Net cash provided by financing activities                               2,590,806           283,871,683
 Effect of exchange rate on cash and cash equivalents                                  6,892               (14,171)
                                                                                ------------         -------------
 Net increase (decrease) in cash and cash equivalents                             (2,778,338)           10,791,712
 Cash and cash equivalents at beginning of period                                  3,520,017               293,860
                                                                                ------------         -------------
 Cash and cash equivalents at end of period                                     $    741,679         $  11,085,572
                                                                                ============         =============

 Supplemental disclosure of cash flow information:
   Cash paid for interest                                                       $    943,377         $   8,950,000
                                                                                ============         =============
   Cash paid for income taxes                                                   $  1,250,000         $          --
                                                                                ============         =============
 Non-cash investing activity:
   Issuance of stock for ICEL acquisition                                       $  1,577,814         $          --
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

                 CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Basis of Presentation and Nature of Business

     The consolidated financial statements include CapRock Communications Corp. ("CapRock" or the "Company") and its majority owned subsidiaries. The Company was formed on February 3, 1998, to serve as a holding company for the operations of CapRock Telecommunications Corp., a Texas corporation ("Telecommunications"), CapRock Fiber Network Ltd., a Texas limited partnership ("CapRock Fiber"), and IWL Communications, Incorporated, a Texas corporation, doing business as CapRock Services Corp. ("CapRock Services") and its wholly owned subsidiaries upon the consummation of the business combination of those companies (the "Combination"). All significant inter-company transactions are eliminated in the consolidation. The equity method is used to account for unconsolidated investments in companies in which the Company exercises significant influences over operating and financial policies, but does not have a controlling interest. On August 26, 1998, pursuant to the Agreement and Plan of Merger and Plan of Exchange dated February 16, 1998, as amended (the "Merger Agreement"), among the Company, Telecommunications, CapRock Fiber, CapRock Services and certain other parties, the Company completed the Combination (note
2).

     The Company is a regional facilities-based integrated communications provider offering local, long distance, Internet, data and private line services to small and medium-sized businesses. The Company also provides switched and dedicated access, regional and international long distance, private lines and dark fiber to carrier customers. The Company is in the process of building an advanced fiber network throughout Texas, Louisiana, Oklahoma, Arkansas, New Mexico and Arizona. Additionally, the Company, through its wholly owned subsidiary - CapRock Services, provides communications solutions to customers with operations in remote, difficult-access regions. The Company markets its services through its internal sales representatives and a network of independent agents.

     The accompanying consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes included in the Company's 1998 Annual Report on Form 10-K, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999.

(2)  BUSINESS COMBINATION

     On August 26, 1998, pursuant to the Merger Agreement, the Company completed the Combination with Telecommunications, CapRock Fiber and CapRock Services. Accordingly, the Consolidated Balance Sheets as of December 31, 1998 and June 30, 1999 and the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the six months ended June 30, 1998 and 1999 include Telecommunications, CapRock Fiber and CapRock Services as though these entities had always been a part of CapRock.

     Upon the consummation of the Combination, all previously outstanding shares of CapRock Services common stock ceased to exist and each such share was converted into and became exchangeable for one share of CapRock common stock, and all previously outstanding shares of Telecommunications common stock ceased to exist, and each such share was converted into and became exchangeable for
1.789030878 shares of CapRock common stock and each one percent (1%) of CapRock Fiber interests issued and outstanding was exchanged for 63,194.54 shares of CapRock common stock. The Company issued

                 CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


28,910,221 common shares in the Combination. Additionally, outstanding employee stock options of CapRock Services and Telecommunications were converted at the above exchange factors into options to purchase shares of CapRock common stock. The mergers and interest exchange constituted a tax-free reorganization and was accounted for as a pooling of interests.

     In May 1998, CapRock Services changed its fiscal year end to coincide with the fiscal years of CapRock, Telecommunications and CapRock Fiber. The Consolidated Statement of Operations for the six months ended June 30, 1998 and 1999 combine the operating activity for all three entities for these periods.

     The transactions between Telecommunications, CapRock Services and CapRock Fiber have been eliminated for all respective periods presented. Certain reclassifications were made to CapRock Services' financial statements to conform to CapRock's presentations.

     The results of operations for the separate companies and the combined amounts presented in the Consolidated Financial Statements for periods prior to the Combination follow:

                                                 THREE MONTHS         SIX MONTHS
                                                    ENDED                ENDED
                                                   JUNE 30,             JUNE 30,
                                                     1998                 1998
                                                 ------------         -----------
 Net sales:
    Telecommunications                           $ 16,446,136         $32,223,086
    CapRock Fiber                                   1,970,442           2,551,337
    CapRock Services                                8,591,108          16,645,625
                                                 ------------         -----------
 Combined                                        $ 27,007,686         $51,420,048
                                                 ============         ===========

 Net income (loss):
    Telecommunications                           $    888,033         $ 1,785,274
    CapRock Fiber                                     799,982             870,304
    CapRock Services                                 (173,295)            217,290
                                                 ------------         -----------
 Combined                                        $  1,514,720         $ 2,872,868
                                                 ============         ===========

3)  SECONDARY PUBLIC OFFERING

     On May 6, 1999, the Company entered into an underwriting agreement with various underwriters to sell 4,000,000 shares of its common stock at a price of $22.00 per share in a public offering. The registration statement for the equity offering was declared effective by the SEC on May 6, 1999 and closed on May 12, 1999. The net proceeds after the underwriter's discount and the expenses associated with offering from the sale of the stock were approximately $82.0 million.

4)  SENIOR NOTE OFFERING

     On May 18, 1999, the Company issued $210 million aggregate principal amount of private senior notes (the "1999 Senior Notes") due May 1, 2009. Interest on the 1999 Senior Notes is payable semi-annually in arrears on May 1 and November 1 of each year, commencing November 1, 1999, at the rate of 11 1/2% per year. The Company received net proceeds from the offering, after deducting the initial purchasers' discount and expenses, of approximately $201.4 million. The 1999 Senior Notes are senior unsecured obligations and as such rank pari passu in right of payment with the Company's existing senior notes issued in July 1998 (the "1998 Senior Notes") and with all the Company's future unsecured and unsubordinated indebtedness. The indenture governing the 1999 Senior Notes has restrictions similar to those which currently exist for the Company's 1998 Senior Notes. The proceeds have been, and will be,

                 CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


used to fund capital expenditures for the construction of the fiber optic network, switching equipment and other capital expenditures and to expand its sales offices, for potential acquisitions and for general working capital purposes. Unutilized funds have been invested in short-term, high-grade investment securities classified as available for sale.

     In July 1999, the Company filed an Exchange Offer Registration Statement with the SEC for the registration of $210 million of principal amount of its registered senior notes due May 1, 2009 (the "Exchange Notes") to be offered in exchange for the 1999 Senior Notes (the "Exchange Offer"). The Exchange Offer Registration Statement was declared effective by the SEC on July 30, 1999 and the Exchange Offer has commenced. The Exchange Offer expires on September 1, 1999, unless extended. The terms of the Exchange Notes will be identical in all material respects to the 1999 Senior Notes except that the Exchange Notes have been registered under the Securities Act of 1933, as amended.

5)  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                                             THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                   JUNE 30,                            JUNE 30,
                                                         -----------------------------       -----------------------------
                                                             1998             1999               1998             1999
                                                         -----------      ------------       -----------      ------------

 Numerator:
    Net income (loss)                                    $ 1,514,720      $ (1,901,157)      $ 2,872,868      $ (3,606,469)

 Denominator:
    Denominator for basic earnings (loss)
       per share-weighted average shares
       outstanding                                        28,863,014        31,700,270        28,849,504        30,321,420

 Effect of dilutive securities:
    Employee stock options                                   618,588                --           615,742                --
                                                         -----------      ------------       -----------      ------------

    Denominator for diluted earnings (loss)
       per share-weighted average shares
       outstanding                                        29,481,602        31,700,270        29,465,246        30,321,420
                                                         ===========      ============       ===========      ============

    Basic and diluted earnings (loss) per share          $      0.05      $      (0.06)      $       .10      $       (.12)
                                                         ===========      ============       ===========      ============

                 CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


6)  SEGMENT REPORTING

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


                                                                  THREE MONTHS ENDED JUNE 30, 1998
                                   -------------------------------------------------------------------------------------------
                                   TELECOMMUNICATIONS          FIBER           SERVICES           CORPORATE       CONSOLIDATED
                                   ------------------      ------------      ------------       ------------      ------------

 Revenues                                $ 16,452,774      $  1,963,804      $  8,591,108       $       --        $ 27,007,686
 Depreciation and amortization                252,941           211,926           721,824               --           1,186,691
 Operating income                           1,516,842         1,500,059          (125,953)              --           2,890,948
 Total assets                              16,593,523        13,724,448        29,728,156              2,000        60,048,127


                                                                 THREE MONTHS ENDED JUNE 30, 1999
                                   -------------------------------------------------------------------------------------------
                                   TELECOMMUNICATIONS          FIBER           SERVICES           CORPORATE       CONSOLIDATED
                                   ------------------      ------------      ------------       ------------      ------------

 Revenues                                $ 18,245,203      $ 11,708,389      $  7,606,334       $       --        $ 37,559,926
 Depreciation and amortization                802,803           286,184           768,198               --           1,857,185
 Operating income                          (5,666,467)        9,266,669            28,671         (2,925,308)          703,565
 Total assets                              38,193,619        81,443,332        27,964,220        331,931,694       479,532,865


                                                                  SIX MONTHS ENDED JUNE 30, 1998
                                   -------------------------------------------------------------------------------------------
                                   TELECOMMUNICATIONS          FIBER           SERVICES           CORPORATE       CONSOLIDATED
                                   ------------------      ------------      ------------       ------------      ------------

 Revenues                                $ 32,223,086      $  2,551,337      $ 16,645,625       $       --        $ 51,420,048
 Depreciation and amortization                484,361           396,853         1,369,154               --           2,250,368
 Operating income                           3,077,841         1,824,007           672,790               --           5,574,638
 Total assets                              16,593,523        13,724,448        29,728,156              2,000        60,048,127


                                                                  SIX MONTHS ENDED JUNE 30, 1999
                                   -------------------------------------------------------------------------------------------
                                   TELECOMMUNICATIONS          FIBER           SERVICES           CORPORATE       CONSOLIDATED
                                   ------------------      ------------      ------------       ------------      ------------

 Revenues                                $ 35,549,874      $ 23,360,195      $ 15,686,148       $       --        $ 74,596,217
 Depreciation and amortization              1,335,406           494,184         1,507,758               --           3,337,348
 Operating income                          (8,354,002)       16,964,543           372,540         (7,655,405)        1,327,676
 Total assets                              38,193,619        81,443,332        27,964,220        331,931,694       479,532,865


              All revenue was derived from unaffiliated customers.

                 CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


7)  FIBER BUILD AGREEMENT

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

8)  FIBER NETWORK EXPANSION

     In June 1999, the Company publicly announced that it extended the planned build out of its fiber network to include Arizona. When completed, this expansion will increase the Company's fiber network by approximately 600 route miles to approximately 6,100 route miles and connect Phoenix and Tucson, Arizona with El Paso, Texas and the Company's previously planned five-state network. The Company anticipates completion of the Arizona portion of its network in the first half of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with CapRock's consolidated financial statements and notes thereto for the year ended December 31, 1998. The Company believes that all necessary adjustments (consisting of normal recurring adjustments) have been included in the amounts stated below to present fairly the following quarterly information. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results for interim periods are not necessarily indicative of results to be expected for the year. In this Form 10-Q, the "Company," "CapRock," "we," "us" and "our" refer to CapRock and its subsidiaries, including Telecommunications, CapRock Fiber and CapRock Services, which are our three predecessor companies, as well as CapRock Network Services, L.P., CapRock Telecommunications Leasing Corp. and CapRock Design Services, L.P., unless the context otherwise requires.

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

OVERVIEW

     We own and operate a scalable long-haul fiber network which upon completion is expected to cover approximately 6,100 route miles throughout the Southwest region, which includes Texas, Louisiana, Arkansas, Oklahoma, New Mexico and Arizona. This fiber network supports the voice, data, bandwidth and dark fiber services we provide to our carrier and retail customers.

     In August 1998, we announced that we had completed a business combination transaction in which our predecessor companies combined to form our Company as it exists today. The combination was accounted for as a pooling of interests. Accordingly, our consolidated results include our three predecessor companies (i.e., Telecommunications, CapRock Fiber and CapRock Services) as though these entities had always been a part of CapRock.

     We intend to be the premier provider of carriers' carrier services and the leading facilities-based integrated communications provider in the Southwest region. To measure our progress, we classify our revenues in three categories: carriers' carrier, integrated services and systems services. Our carriers' carrier revenues include domestic and international long distance, bandwidth and dark fiber services sold to telecommunications carriers and other wholesale customers. Currently, we have over 120 carrier customers, including AT&T, MCI WorldCom, Sprint Corporation and Qwest Communications, as well as many regional independent companies such as Century Tel, Inc. and Lufkin Conroe Telephone. Our integrated services revenues reflect our local, long distance, Internet, data and private line products provided to over 7,000 small and medium-sized businesses on a single bundled bill. Lastly, our systems services revenues represent the voice and data systems and services we provide primarily to the oil and gas industry offshore in and along the Gulf of Mexico.

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

RESULTS OF OPERATIONS

     CapRock recognizes revenue from the following sources: carriers' carrier, integrated services and systems services.

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

     We account for long-term construction contracts relating to the development of telecommunications networks for customers using the percentage-of-completion method, which would include the sale of fiber usage rights through IRUs and the related construction services associated with building the fiber network specified in the IRUs. Our revenues from IRUs are generated from the amount of fiber we build on our network in excess of that which we intend to retain for our own use. As a result, we expect that revenues from IRUs will diminish over time as our supply of excess fiber is sold. Progress under the percentage-of-completion method is measured based upon costs incurred to date compared with total estimated construction costs. Customers are billed based upon contractual milestones.

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

     The following table represents the various sources of revenues:

                                              THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                   JUNE 30,                          JUNE 30,
                                         ----------------------------      ----------------------------
                                             1998             1999             1998             1999
                                         -----------      -----------      -----------      -----------
 Revenues:
    Carrier's carrier                    $15,678,344      $25,310,226      $28,441,449      $49,762,391
    Integrated services                    3,855,662        4,643,366        8,124,550        9,147,678
    Systems services                       7,473,680        7,606,334       14,854,049       15,686,148
                                         -----------      -----------      -----------      -----------
       Total revenues                    $27,007,686      $37,559,926      $51,420,048      $74,596,217
                                         ===========      ===========      ===========      ===========

     The following table sets forth, for the periods indicated, CapRock's statement of operations as a percentage of its operating revenues:

                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                         JUNE 30,                      JUNE 30,
                                                -----------------------       -----------------------
                                                   1998           1999           1998           1999

Revenues                                             100%           100%           100%           100%
Cost of services                                      66%            60%            66%            60%
                                                --------       --------       --------       --------
Gross profit                                          34%            40%            34%            40%
Operating expenses:
   Selling, general and administrative                19%            33%            19%            34%
   Depreciation and amortization                       4%             5%             4%             4%
                                                --------       --------       --------       --------
Total operating expenses                              23%            38%            23%            38%
                                                --------       --------       --------       --------
Operating income                                      11%             2%            11%             2%
Interest expense                                      (2)%          (16)%           (2)%          (14)%
Interest income                                       --%             6%            --%             4%
Other income (expense)                                --%            --%            --%            --%
                                                --------       --------       --------       --------
Income (loss) before income taxes                      9%            (8)%            9%            (8)%
Income tax expense (benefit)                           4%            (3)%            4%            (3)%
                                                --------       --------       --------       --------
Net income (loss)                                      5%            (5)%            5%            (5)%
                                                ========       ========       ========       ========


THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

     Revenues. Total revenues increased $10.6 million, or 39%, from $27.0 million during the three months ended June 30, 1998 to $37.6 million during the three months ended June 30, 1999. This increase was attributable to increases of 61% in carriers' carrier, 20% in integrated services and 2% in systems services revenue for the comparable periods.

     Carriers' carrier revenue increased $9.6 million from $15.7 million during the three months ended June 30, 1998 to $25.3 million during the three months ended June 30, 1999. The 61% increase resulted primarily from the sale of IRUs and dark fiber leases. Fiber related revenues, attributed to dark fiber leases or IRUs, increased $9.7 million from $2.0 million during the three months ended June 30, 1998 to $11.7 million during the three months ended June 30, 1999. The Company anticipates recurring fiber related revenue relating to IRUs and dark fiber leases to continue through the remainder of the year. However, period-to-period fluctuations can be expected as this type of revenue is affected by the negotiation and terms of these contracts and the build out of our network. The Company derived approximately $5.1 million and $6.5 million or 19% and 17% of its revenue from traffic terminated to international countries for the three months ended June 30, 1998 and 1999, respectively. Revenue per minute for a majority of the international countries, particularly Mexico, continues to decrease as a result of deregulation in the countries and competition. We anticipate this pricing trend for international traffic to continue.

     Integrated services revenue increased $788,000 from $3.8 million during the three months ended June 30, 1998 to $4.6 million during the three months ended June 30, 1999. The 20% increase was attributable to growth in the number of business and residential customers both from increased penetration in our existing markets and from the deployment of our network into new markets. The Company anticipates increased revenue from integrated services as its sales force for this revenue segment continues to grow.

     Systems services revenue increased $133,000 from $7.5 million during the three months ended June 30, 1998 to $7.6 million during the three months ended June 30, 1999. The 2% increase was attributable to moderate growth associated with the leasing and sale of voice and data systems products and projects involving the engineering and integration of telecommunications systems and sales, service and maintenance of telecommunications equipment. The Company anticipates quarterly systems services revenue for the remainder of the year to remain at comparable levels.

     Costs of Services. Cost of services increased $4.7 million, or 27%, from $17.8 million during the three months ended June 30, 1998 to $22.5 million during the three months ended June 30, 1999. The growth in cost of services was primarily attributable to the continued growth in all three revenue categories. The six percentage point increase in gross margin from 34% to 40% resulted primarily from favorable pricing attributable to the higher traffic and the sale of dark fiber. The increase in the gross margin during the three months ended June 30, 1999 was partially offset by lower margins attributable to Mexico and other international traffic, which carry a lower gross margin percentage. Gross margins may vary in future periods as a result of these and other factors.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") include salaries, benefits, occupancy costs, commissions, sales and marketing expenses and administrative expenses. SG&A increased $7.3 million, or 143%, from $5.1 million during the three months ended June 30, 1998 to $12.4 million during the three months ended June 30, 1999. The increase resulted primarily from the additional personnel required to support CapRock's growth, advertising to increase name recognition and brand awareness and additional sales commission payments.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased $670,000, or 57%, from $1.2 million during the three months ended June 30, 1998 to $1.9 million during the three months ended June 30, 1999. This increase resulted primarily from purchases of additional equipment and other fixed assets to accommodate CapRock's growth. CapRock expects that depreciation and amortization expense will continue to increase in subsequent periods as CapRock continues to expand its facilities.

     Interest Expense. Interest expense increased $5.4 million from $476,000 during the three months ended June 30, 1998 to $5.9 million during the three months ended June 30, 1999. The increase resulted from interest expense related to the Company's senior notes. See "-- Liquidity and Capital Resources."

     Interest Income. Interest income increased $2.2 million from $7,000 during the three months ended June 30, 1998 to $2.2 million during the three months ended June 30, 1999. The increase was attributable to the interest and investment accretion associated with the marketable securities purchased with the proceeds from the Company's senior notes issued in July 1998 and May 1999. See " -- Liquidity and Capital Resources."

     Income Taxes (Benefits). During the three months ended June 30, 1998, the Company incurred income tax expense of $1.0 million compared to an income tax benefit of $1.2 million for the three months ended June 30, 1999. The expense or benefit resulted from the income or loss for the respective periods. The effective tax rate for both periods was approximately 40%.

     Net Income (Loss). Net income decreased $3.4 million from a net income of $1.5 million during the three months ended June 30, 1998 to a net loss of $1.9 million during the three months ended June 30, 1999 as a result of the factors discussed above.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

     Revenues. Total revenues increased $23.2 million, or 45%, from $51.4 million during the six months ended June 30, 1998 to $74.6 million during the six months ended June 30, 1999. This increase was attributable to increases of 75% in carriers' carrier, 13% in integrated services and 6% in systems services revenue for the comparable periods.

     Carriers' carrier revenue increased $21.3 million from $28.4 million during the six months ended June 30, 1998 to $49.7 million during the six months ended June 30, 1999. The 75% increase resulted primarily from the sale of IRUs and dark fiber leases. Fiber related revenues, attributed to dark fiber leases or IRUs, increased $20.8 million from $2.6 million during the six months ended June 30, 1998 to $23.4 million during the six months ended June 30, 1999. The Company anticipates recurring fiber related revenue relating to IRUs and dark fiber leases to continue through the remainder of the year. However, period-to-period fluctuations can be expected as this type of revenue is affected by the negotiation and terms of these contracts and the build out of our network. The Company derived approximately $10.7 million and $12.1 million or 21% and 16% of its revenue from traffic terminated to international countries for the six months ended June 30, 1998 and 1999, respectively. Revenue per minute for a majority of the international countries, particularly Mexico, continues to decrease as a result of deregulation in the countries and competition. We anticipate this pricing trend for international traffic to continue.

     Integrated services revenue increased $1.0 million from $8.1 million during the six months ended June 30, 1998 to $9.1 million during the six months ended June 30, 1999. The 13% increase was attributable to growth in the number of business and residential customers both from increased penetration in our existing markets and from the deployment of our network into new markets. The Company anticipates increased revenue from integrated services as its sales force for this revenue segment continues to grow.

     Systems services revenue increased $832,000 from $14.9 million during the six months ended June 30, 1998 to $15.7 million during the six months ended June 30, 1999. The 6% increase was attributable to moderate growth associated with the leasing and sale of voice and data systems products and projects involving the engineering and integration of telecommunications systems and sales, service and maintenance of telecommunications equipment. The Company anticipates quarterly systems services revenue for the remainder of the year to remain at comparable levels.

     Costs of Services. Cost of services increased $10.9 million, or 32%, from $34.0 million during the six months ended June 30, 1998 to $44.9 million during the six months ended June 30, 1999. The growth in cost of services was primarily attributable to the continued growth in all three revenue categories. The six percentage point increase in gross margin from 34% to 40% resulted primarily from favorable pricing attributable to the higher traffic and the sale of dark fiber. The increase in the gross margin during the six months ended June 30, 1999 was partially offset by lower margins attributable to Mexico and other international traffic, which carry a lower gross margin percentage. Gross margins may vary in future periods as a result of these and other factors.

     Selling, General and Administrative Expenses. SG&A increased $15.5 million, or 162%, from $9.5 million during the six months ended June 30, 1998 to $25.0 million during the six months ended June 30, 1999. The increase resulted primarily from the additional personnel required to support CapRock's growth, advertising to increase name recognition and brand awareness and additional sales commission payments.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased $1.0 million, or 48%, from $2.3 million during the six months ended June 30, 1998 to $3.3 million during the six months ended June 30, 1999. This increase resulted primarily from purchases of additional equipment and other fixed assets to accommodate CapRock's growth. CapRock expects that depreciation and amortization expense will continue to increase in subsequent periods as CapRock continues to expand its facilities.

     Interest Expense. Interest expense increased $9.2 million from $958,000 during the six months ended June 30, 1998 to $10.1 million during the six months ended June 30, 1999. The increase resulted from interest expense related to the Company's senior notes issued in July 1998 and May 1999. See "-- Liquidity and Capital Resources."

     Interest Income. Interest income increased $3.0 million from $39,000 during the six months ended June 30, 1998 to $3.0 million during the six months ended June 30, 1999. The increase was attributable to the interest and investment accretion associated with the marketable securities purchased with the proceeds from the Company's senior notes issued in July 1998 and May 1999. See " -- Liquidity and Capital Resources."

     Income Taxes (Benefits). During the six months ended June 30, 1998, the Company incurred income tax expense of $1.9 million compared to an income tax benefit of $2.3 million for the six months ended June 30, 1999. The expense or benefit resulted from the income or loss for the respective periods. The effective tax rate for both periods was approximately 40%.

     Net Income (Loss). Net income decreased $6.5 million from net income of $2.9 million during the six months ended June 30, 1998 to a net loss of $3.6 million during the six months ended June 30, 1999 as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     CapRock had cash and cash equivalents of $294,000 at December 31, 1998, as compared with $11.1 million at June 30, 1999 and marketable securities of $97.0 million at December 31, 1998 as compared to $307.4 million at June 30, 1999. CapRock had working capital of $102.5 million at December 31, 1998 as compared to working capital of $337.6 million at June 30, 1999. The increase in working capital was attributable to the Company's debt and equity offerings completed during the second quarter of 1999, discussed in more detail later in this section. This increase was partially offset by the utilization of working capital for the build out of the fiber optic network and increase in corporate overhead to support the Company's growth.

     CapRock's cash flow provided from operating activities for the six months ended June 30, 1998 was $3.7 million as compared to $14.9 million used in operating activities during the six months ended June 30, 1999. The change was primarily attributable to an increase in accounts receivable and unbilled services, and the timing of certain capital expenditure payments to vendors relating to the fiber optic network build out. IRU transactions typically have longer payment terms than other accounts receivable activity due to contractual milestones that must be met before payments are made.

     Cash used in investing activities during the six months ended June 30, 1998 was $9.1 million as compared to cash used in investing activities during the six months ended June 30, 1999 of $258.2 million. Capital resources used for the purchase of property, plant and equipment increased $37.0 million from $8.7 million during the six months ended June 30, 1998 to $45.7 million during the six months ended June 30, 1999. This increase primarily related to the purchase of telecommunications equipment and costs incurred with the build out of the fiber optic network. During the six months ended June 30, 1999, the Company used $283.6 million to invest in marketable securities while it received $73.2 million from the sale of marketable securities as compared to no such investments or sales during the six months ended June 30, 1998.

     In January 1998, CapRock completed the acquisition of Integrated Communications and Engineering, Ltd., a communications systems integrator and maintenance provider in Aberdeen, Scotland. CapRock paid a total purchase price of approximately $2.2 million comprised of approximately $610,000 in cash and 207,266 shares of CapRock's Common Stock.

     In July 1998, CapRock issued $150 million aggregate principal amount of its 1998 Senior Notes. Interest on the 1998 Senior Notes is payable semi-annually in arrears on January 15 and July 15 of each year, which commenced January 15, 1999, at the rate of 12% per year. A portion of the net proceeds from the offering of the 1998 Senior Notes was used to repay all existing debt obligations, totaling $26.8 million. The remaining proceeds, net of transaction costs, have been, or will be, used to fund additional capital expenditures for the construction of the Company's fiber optic network, switching equipment and other capital expenditures to expand its sales offices, for potential acquisitions and for general working capital purposes. Unutilized funds have been invested in short-term, high-grade investment securities classified as available for sale. The indenture governing the issuance of the 1998 Senior Notes contains certain restrictive operating and financial covenants, including restrictive covenants relating to borrowing additional money, paying dividends or making other distributions to our shareholders, limiting the ability of subsidiaries to make payments to us, making certain investments, creating certain liens on our assets, selling certain assets and using the proceeds from those sales for certain purposes, entering into transactions with affiliates and engaging in certain mergers or consolidations. All of the covenants are subject to a number of important qualifications and exceptions. These covenants may adversely affect CapRock's ability to finance its future operations or capital needs or to engage in other business activities that may be in the best interests of CapRock.

     On May 6, 1999, CapRock entered into an underwriting agreement with various underwriters to sell 4,000,000 shares of its common stock at a price of $22.00 per share in a public offering. The registration statement for the equity offering was declared effective by the SEC on May 6, 1999 and closed on May 12, 1999. CapRock received net proceeds, after deducting underwriting discounts and expenses payable by CapRock, of approximately $82.0 million from the sale of its common stock.

     On May 18, 1999, the Company issued $210 million aggregate principal amount of its 1999 Senior Notes. Interest on the 1999 Senior Notes is payable semi-annually in arrears on May 1 and November 1 of each year, commencing November 1, 1999, at the rate of 11 1/2% per year. The Company received net proceeds from the offering, after deducting the initial purchasers' discount and estimated expenses, of approximately $201.4 million. The 1999 Senior Notes are senior unsecured obligations and as such rank pari passu in right of payment with the Company's existing 1998 Senior Notes and with all the Company's future unsecured and unsubordinated indebtedness. The proceeds have been, and will be, used to fund capital expenditures for the construction of the fiber optic network, switching equipment and other capital expenditures and to expand its sales offices, for potential acquisitions and for general working capital purposes. Unutilized funds have been invested in short-term, high-grade investment securities classified as available for sale. The indenture governing the 1999 Senior Notes has restrictions and covenants similar to those which currently exist for the Company's 1998 Senior Notes. All of the covenants are subject to a number of important qualifications and exceptions. These covenants may adversely affect CapRock's ability to finance its future operations or capital needs or to engage in other business activities that may be in the best interests of CapRock.

     In July 1999, the Company filed an Exchange Offer Registration Statement with the SEC for the registration of $210 million of principal amount of its Exchange Notes to be offered in exchange for the 1999 Senior Notes. The Exchange Offer Registration Statement was declared effective by the SEC on July 30, 1999 and the Exchange Offer has commenced. The Exchange Offer expires on September 1, 1999, unless extended. The terms of the Exchange Notes will be identical in all material respects to the 1999 Senior Notes except that the Exchange Notes have been registered under the Securities Act of 1933, as amended.

     CapRock is also considering various alternatives under a revolving credit facility. CapRock anticipates that this credit facility, if obtained, would be approximately $100 million. The proceeds from this credit facility would be used in a similar manner to the uses discussed for the notes issued by CapRock.

     CapRock expects to require significant financing for future capital expenditure and working capital requirements. By the end of the year 2000, CapRock intends to build out its fiber optic network to approximately 6,100 route miles throughout the Southwest region. CapRock intends to use advanced fiber capable of supporting dense wave division multiplexing with an OC-48 backbone scalable to OC-192, and intends to install 96 fibers throughout most of its network and intends to retain on average 24 fiber strands. CapRock is burying three to four conduits throughout its network. CapRock currently estimates that its aggregate capital requirements will total approximately $250 million for 1999 and approximately $205 million for 2000, including expenditures to be made under the joint build arrangement with Enron Communications. Capital expenditures will be required to
(1) fund the construction and operation of the fiber optic network, including the portion to be constructed through the joint build arrangement with Enron Communications, (2) fund the installation of voice and data switches, and (3) open sales offices and add sales support and customer service personnel in markets throughout Texas, Louisiana, Oklahoma, Arkansas, New Mexico and Arizona.

     CapRock believes that its cash and marketable securities, cash flow from operations and sales of dark fiber will be sufficient to fund completion of its planned network. However, no assurances can be made as to whether additional sources of capital will be needed to complete the network and if such sources are needed, but CapRock is unable to obtain them, CapRock may have to curtail or delay the build out of its fiber network and its level of capital expenditures. CapRock's earnings before interest, income taxes, depreciation and amortization ("EBITDA") was $7.8 million for the six months ended June 30, 1998 and EBITDA was $4.7 million for the six months ended June 30, 1999. EBITDA for the three months ended June 30, 1998 and 1999 was $4.1 million and $2.6 million, respectively.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity ("SFAS 133") which requires that all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The adoption of SFAS 133 will not have an impact on CapRock's results of operations, financial position or cash flow.

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

     CapRock's business depends upon the operation of computer systems. CapRock has established a year 2000 committee made up of leaders from the operational areas of CapRock to assess CapRock's year 2000 problem. The committee has the involvement of senior management and the Board of Directors and its objectives are a top priority. CapRock has undertaken various initiatives intended to provide computer equipment and software that will function properly with respect to dates in the year 2000 and thereafter. Computer equipment and software include systems that are commonly thought of as Information Technology, or IT, systems, including accounting, data processing, telephone/PBX systems, scanning equipment and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as alarm systems, fax machines or other miscellaneous systems. Based upon its identification and assessment efforts to date, CapRock believes that certain computer equipment and software it currently uses will require replacement or modification. In addition, in the ordinary course of replacing computer equipment and software, CapRock will obtain replacements that are warranted by the manufacturer to be year 2000 compliant. CapRock currently estimates that the year 2000 identification, assessment, remediation and testing efforts will be substantially complete by August 31, 1999 and that such efforts will be completed before any currently anticipated impact on its computer equipment and software. CapRock has substantially completed the identification and assessment process. CapRock estimates that it currently has completed approximately 80% of the initiatives that it believes will be necessary to address potential year 2000 issues relating to its computer equipment and software. The projects comprising the remaining 20% of the initiative are in process and are expected to be complete on or about September 30, 1999.

YEAR 2000 INITIATIVE                                                                              TIME FRAME
--------------------                                                                              ----------
Identification and assessment regarding IT system issues..............................             Completed
Remediation and testing regarding critical system issues..............................             6/98-8/99
Identification, assessment, remediation and testing regarding desktop and individual
    system issues.....................................................................             6/98-8/99
Identification and assessment regarding non-IT system
    issues............................................................................             8/98-8/99
Remediation and testing regarding non-IT systems......................................            11/98-8/99
Contingency plans regarding critical systems..........................................             5/99-9/99


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

     The remainder of the testing procedures for the switching equipment were substantially complete for all switches which were in service as of June 30, 1999. The switches which have not been placed in service will be subject to integrated test procedures prior to being placed in service. The test will incorporate the call collection processes and the interfaces with the billing system. The test will involve simulating date changes with the switch, such that the call records will be processed, rated and properly captured in the billing system as a billable transaction.

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

     Network Operations and Fiber:

     CapRock currently owns and operates a 1,200-route mile fiber optic network, which was substantially completed by June 30, 1999. Approximately 400 miles were completed and placed in service in the first six months of 1999. The network is currently being expanded to 6,100 route miles (which CapRock expects to be completed by the end of the year 2000). The fiber optic network is designed to be scalable and will include network-advanced fiber, which is capable of supporting dense wave division multiplexing with an OC-48 backbone scalable to OC-192. The fiber optic network will include electronic equipment, which regenerates and transports the voice, data and other information. A detailed assessment of the network operations and fiber equipment has been performed and no significant non-compliant issues have been identified.

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

CONTINGENCY PLANS

     CapRock's year 2000 contingency planning effort is designed to provide immediate response and subsequent recovery from any unplanned business interruption due to failure of technical infrastructure resulting from the year 2000. Contingency planning is a process that aids in determining the most effective actions, identifies when contingent actions should be taken and helps to ensure those resources necessary for response are available.

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

     CapRock is still formulating contingency plans relating to the use of the satellite service providers. CapRock continues to actively pursue receiving test data and procedures from these service providers regarding year 2000 compliance. CapRock will consider utilizing other service providers if the current service providers cannot demonstrate compliance to CapRock's satisfaction by August 31, 1999.

     CapRock is still formulating contingency plans regarding significant suppliers of telecommunication services, which may suffer a year 2000-related failure. CapRock utilizes a number of different service providers and the contingency plan will include re-routing traffic from a vendor which experiences a year 2000 systems failure to one or more other vendors. These contingency plans are expected to be completed by August 31, 1999.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     CapRock is exposed to market risk from changes in marketable securities (which consist of money market and commercial paper). At June 30, 1999, marketable securities of CapRock were recorded at a fair value of approximately $307 million, with an overall weighted average return of approximately 5% and an overall weighted average life of less than 1 year. The marketable securities held by CapRock have exposure to price risk, which is estimated as the potential loss in fair value due to a hypothetical change of 50 basis points (10% of CapRock's overall average return on marketable securities) in quoted market prices. This hypothetical change would have an immaterial effect on the recorded value of the marketable securities.

     CapRock is not exposed to material future earnings or cash flow fluctuations from changes in interest rates on long-term debt since 100% of its long-term debt is at a fixed rate as of June 30, 1999. The fair value of CapRock's long-term debt at June 30, 1999 was estimated to be $366.6 million based on the overall rate of the long-term debt of 11.71% and an overall maturity of 9.5 years compared to terms and rates currently available in long-term financing markets. Market risk is estimated as the potential decrease in fair value of CapRock's long-term debt resulting from a hypothetical increase of 117 basis points in interest rates (ten percent of CapRock's overall borrowing rate). Such an increase in interest rates would result in approximately a $22.6 million decrease in fair value of CapRock's long-term debt. To date, CapRock has not entered into any derivative financial instruments to manage interest rate risk and is currently not evaluating the future use of any such financial instruments.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On May 6, 1999 (the "Effective Date"), the Company's Registration Statement on Form S-1 (Registration No. 333-74735) relating to its public offering (the "Offering") was declared effective and the offering of up to 4,600,000 shares of the Company's Common Stock covered by such Registration Statement commenced. The Offering was managed by Merrill Lynch & Co., as the representative (the "Representative") of the several underwriters (the "Underwriters") of the Offering. Pursuant to the Offering, 4,000,000 shares were sold on May 12, 1999 (the "Offering Date"). From the Effective Date of the Offering until June 30, 1999, total expenses of approximately $6.0 million were incurred for the Company's account in connection with the Common Stock sold in the Offering, which expenses consisted of: (i) $5.3 million representing underwriters discounts and commissions paid to the Underwriters; and (ii) other offering expenses, including without limitation attorney's fees, accountant's fees, printing costs and filing fees, of approximately $750,000. None of such expense payments were direct or indirect payments to directors or officers of the Company or their associates or to persons owning 10 percent or more of any class of equity securities of the Company or to affiliates of the Company. The net offering proceeds of the 4,000,000 shares sold by the Company in the Offering, after deducting such expenses, was approximately $82.0 million through June 30, 1999. As of June 30, 1999, the Company had expended $10.2 million on infrastructure, property, plant and equipment. The remaining $71.8 was invested in high-grade liquid securities classified as available for sale pending application of such proceeds by the Company.

     Information pertaining to working capital restrictions and other limitations upon the payment of dividends is incorporated herein from Part I. Financial Information (Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Shareholders on May 3, 1999. At the meeting, the shareholders voted in favor of electing as directors the seven nominees named in the Proxy Statement dated April 20, 1999. Also at the meeting, the shareholders voted in favor of ratifying the appointment of KPMG LLP as the Company's independent accountants for the 1999 fiscal year. The number of votes cast for each item was as follows:

I.   Election of Directors

        NAME OF NOMINEE                                  FOR               WITHHELD
        ---------------                               ----------           --------
        Jere W. Thompson, Jr.                         23,659,997             --
        Ignatius W. Leonards                          23,659,997             --
        Timothy W. Rogers                             23,659,997             --
        Mark Langdale                                 23,659,997             --
        Christopher J. Amenson                        23,659,997             --
        John R. Harris                                23,659,997             --
        Richard G. Ellenberger                        23,659,997             --


II.  Ratification of KPMG LLP as Independent Accountants

                               FOR                AGAINST              ABSTAIN
                            ----------            -------              -------
                            23,659,997              --                    --

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

     3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4, as amended, SEC Registration No. 333-57365 (the "Merger Form S-4")).

     3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4, as amended, SEC Registration No. 333-64699 (the "1998 Exchange Offer Form S-4")).

     4.1 Specimen certificate for the Common Stock of the Company (incorporated by reference to Exhibit 4.3 to the Merger Form S-4).

     4.2 Indenture dated as of July 16, 1998, among CapRock Communications Corp., CapRock Telecommunications Corp., CapRock Fiber Network, Ltd., IWL (defined below), and PNC Bank, National Association, Trustee (incorporated by reference to Exhibit 4.1 to the 1998 Exchange Offer Form S-4).

     4.3 Registration Rights Agreement dated July 16, 1998, among CapRock Communications Corp., CapRock Telecommunications Corp., CapRock Fiber Network, Ltd., and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation and BancOne Capital Markets, Inc. (incorporated by reference to
           Exhibit 4.2 to the 1998 Exchange Offer Form S-4).

     4.4 Form of Warrant Agreement between IWL and Cruttenden Roth Incorporated (incorporated by reference to Exhibit 1.2 to the IWL Communications, Incorporated ("IWL") Registration Statement on Form S-1, as amended, SEC Registration No. 333-22801).

     4.5 Registration Rights Agreement dated January 22, 1998 between IWL and Nera Limited (incorporated by reference to Exhibit 4.5 to the Merger Form S-4).

     4.6 Registration Rights Agreement dated January 22, 1998 by and among IWL, Thomas Norman Blair and Margaret Helen Blair (incorporated by reference to Exhibit 4.6 to the Merger Form S-4).

     4.7 Registration Rights Agreement dated May 18, 1999 among the Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Chase Securities Inc., Bear, Stearns & Co. Inc., Donaldson, Lufkin & Jenrette Securities Corporation and Goldman, Sachs & Co. (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-4, as amended, SEC Registration No. 333-82557 (the "1999 Exchange Offer Registration Statement")).

     4.8 Indenture dated as of May 18, 1999 between the Company and Chase Manhattan Trust Company, National Association, Trustee (incorporated by reference to Exhibit 4.8 to the 1999 Exchange Offer Registration Statement).

    10.1 Note Purchase Agreement dated May 13, 1999 by and among the Company and various initial purchasers (incorporated by reference to Exhibit
           10.61 to the 1999 Exchange Offer Registration Statement).

    10.2 Form of Exchange Agent Agreement by and between the Company and Chase Manhattan Trust Company, National Association, Trustee (incorporated by reference to Exhibit 10.62 to the 1999 Exchange Offer Registration Statement).

    10.3 Form of Purchase Agreement for May 1999 equity offering (incorporated by reference to Exhibit 1.1 to the Registration Statement on Form S-1, as amended, of the Company, File No. 333-74735).

   +27.1   Financial Data Schedule.

----------------------
+ Filed herewith.

(b)  Reports on Form 8-K

         Current Report on Form 8-K dated June 11, 1999 regarding expansion of fiber network.

                          CAPROCK COMMUNICATIONS CORP.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CAPROCK COMMUNICATIONS CORP.

                                        By:  /s/ MATTHEW M. KINGSLEY
                                            -----------------------------------
                                                 Matthew M. Kingsley
                                                 Corporate Controller
                                            (Principal Accounting Officer)


Date: August 4, 1999

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                         DESCRIPTION
 ------                         -----------

3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4, as amended, SEC
         Registration No. 333-57365 (the "Merger Form S-4")).

3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4, as amended, SEC Registration No.
         333-64699 (the "1998 Exchange Offer Form S-4")).

4.1 Specimen certificate for the Common Stock of the Company (incorporated by reference to Exhibit 4.3 to the Merger Form S-4).

4.2      Indenture dated as of July 16, 1998, among CapRock Communications
         Corp., CapRock Telecommunications Corp., CapRock Fiber Network, Ltd.,
         IWL (defined below), and PNC Bank, National Association, Trustee
         (incorporated by reference to Exhibit 4.1 to the 1998 Exchange Offer
         Form S-4).

4.3      Registration Rights Agreement dated July 16, 1998, among CapRock
         Communications Corp., CapRock Telecommunications Corp., CapRock Fiber
         Network, Ltd., and Merrill Lynch, Pierce, Fenner & Smith Incorporated,
         Donaldson, Lufkin & Jenrette Securities Corporation and BancOne
         Capital Markets, Inc. (incorporated by reference to Exhibit 4.2 to the
         1998 Exchange Offer Form S-4).

4.4      Form of Warrant Agreement between IWL and Cruttenden Roth Incorporated
         (incorporated by reference to Exhibit 1.2 to the IWL Communications, Incorporated ("IWL") Registration Statement on Form S-1, as amended,
         SEC Registration No. 333-22801).

4.5      Registration Rights Agreement dated January 22, 1998 between IWL and
         Nera Limited (incorporated by reference to Exhibit 4.5 to the Merger
         Form S-4).

4.6      Registration Rights Agreement dated January 22, 1998 by and among IWL,
         Thomas Norman Blair and Margaret Helen Blair (incorporated by reference to Exhibit 4.6 to the Merger Form S-4).

4.7      Registration Rights Agreement dated May 18, 1999 among the Company,
         Merrill Lynch, Pierce, Fenner & Smith Incorporated, Chase Securities
         Inc., Bear, Stearns & Co. Inc., Donaldson, Lufkin & Jenrette
         Securities Corporation and Goldman, Sachs & Co. (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-4, as amended, SEC Registration No. 333-82557 (the "1999 Exchange Offer
         Registration Statement")).

4.8      Indenture dated as of May 18, 1999 between the Company and Chase
         Manhattan Trust Company, National Association, Trustee (incorporated by reference to Exhibit 4.8 to the 1999 Exchange Offer Registration
         Statement).

10.1 Note Purchase Agreement dated May 13, 1999 by and among the Company and various initial purchasers (incorporated by reference to Exhibit
         10.61 to the 1999 Exchange Offer Registration Statement).

10.2     Form of Exchange Agent Agreement by and between the Company and Chase
         Manhattan Trust Company, National Association, Trustee (incorporated by reference to Exhibit 10.62 to the 1999 Exchange Offer Registration
         Statement).

10.3 Form of Purchase Agreement for May 1999 equity offering (incorporated by reference to Exhibit 1.1 to the Registration Statement on Form S-1, as amended, of the Company, File No. 333-74735).

+27.1    Financial Data Schedule.

----------------------
+ Filed herewith.

(b)  Reports on Form 8-K

         Current Report on Form 8-K dated June 11, 1999 regarding expansion of fiber network.