Form 10-Q
period 1999-09-30
CAPROCK COMMUNICATIONS CORP
filed 1999-11-02
CIK 1063880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1999

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from           to

Commission File Number: 0-24581

CAPROCK COMMUNICATIONS CORP.

(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	75-2765572 (I.R.S. Employer Identification No.)

15601 Dallas Parkway, Suite 700

Dallas, Texas 75248
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (972) 982-9500

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No  [   ]

     The number of shares of the registrant’s Common Stock outstanding as of October 31, 1999 was 33,198,864.

INDEX
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data) (Unaudited)
CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands) (Unaudited)
(1) Summary of Significant Accounting Policies
(a) Basis of Presentation and Nature of Business
(2) Business Combination
(3) Secondary Public Offering
(4) Senior Note Offering
(5) Earnings per share
(6) Segment Reporting
(7) Fiber Build Agreement
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Information
Overview
Results of Operations
Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1999
Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1999
Liquidity and Capital Resources
New Accounting Pronouncements
Contingencies
Year 2000
State of Readiness
Switching Systems:
Network Operations and Fiber:
Satellite/Microwave Transmission Equipment and Satellite Service Providers:
Billing and Call Record Collection Systems:
Supply Chain (Vendor Provider of Switch Services):
Non-IT Systems:
Costs
Risks
Contingency Plans
Disclaimer
ITEM 3. Quantitative and Qualitative Disclosure About Market Risk
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
ITEM 2. Changes in Securities and Use of Proceeds
ITEM 6. Exhibits and Reports on Form 8-K
INDEX TO EXHIBITS

CAPROCK COMMUNICATIONS CORP.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

ASSETS

	December 31,	September 30,
	1998	1999

		(Unaudited)

Current assets:

Cash and cash equivalents	$294	$6,217

Marketable securities	97,020	245,861

Accounts receivable and unbilled services, less allowance for doubtful accounts of $710 and $2,108 at December 31, 1998 and September 30, 1999, respectively	19,936	62,034

Income tax receivable	1,405	1,804

Costs and estimated earnings in excess of billings	7,238	2,901

Inventory	1,302	1,212

Prepaid expenses and other	707	3,335

Deferred income taxes	1,989	3,715

Total current assets	129,891	327,079

Property, plant and equipment	71,968	165,025

Accumulated depreciation	(12,361)	(18,080)

Property, plant and equipment, net	59,607	146,945

Other assets	2,468	20,820

Total assets	$191,966	$494,844

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	$26,851	$47,804

Billings in excess of costs and earnings	—	1,625

Unearned revenue	551	786

Total current liabilities	27,402	50,215

Senior notes, net of unamortized debt issuance costs	145,187	347,248

Deferred income taxes	3,315	2,226

Total liabilities	175,904	399,689

Stockholders’ equity:

Preferred stock, $.01 par value; 20,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 200,000,000 shares authorized; issued and outstanding, 28,932,395 and 33,055,911 shares at December 31,

1998 and September 30, 1999, respectively	289	331

Additional paid-in capital	10,522	93,270

Retained earnings	5,608	2,050

Accumulated other comprehensive income	9	(7)

Unearned compensation	(329)	(250)

Treasury stock, at cost	(37)	(239)

Total stockholders’ equity	16,062	95,155

Total liabilities and stockholders’ equity	$191,966	$494,844

See accompanying notes to consolidated financial statements.

CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	1998	1999	1998	1999

Revenues:

Carriers’ carrier	$21,684	$35,063	$50,125	$84,825

Integrated services	5,352	6,190	13,477	15,338

Systems services	8,248	7,750	23,102	23,436

Total revenues	35,284	49,003	86,704	123,599

Cost of services	25,975	28,762	60,011	73,681

Gross profit	9,309	20,241	26,693	49,918

Operating expenses:

Selling, general and administrative	5,332	13,572	14,892	38,584

Merger related expenses	2,313	—	2,313	—

Depreciation and amortization	1,332	2,843	3,582	6,180

Total operating expenses	8,977	16,415	20,787	44,764

Operating income	332	3,826	5,906	5,154

Interest expense	(4,130)	(9,080)	(5,087)	(19,216)

Interest income	1,545	3,587	1,584	6,589

Other income	40	1,748	145	1,613

Income (loss) before income taxes	(2,213)	81	2,548	(5,860)

Income tax expense (benefit)	(563)	32	1,325	(2,302)

Net income (loss)	$(1,650)	$49	$1,223	$(3,558)

Earnings (loss) per common share:

Basic	$(0.06)	$0.00	$0.04	$(0.11)

Diluted	$(0.06)	$0.00	$0.04	$(0.11)

Weighted average shares outstanding:

Basic	28,914	33,047	28,885	31,230

Diluted	28,914	34,355	29,426	31,230

See accompanying notes to consolidated financial statements.

CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	1998	1999

Cash flows from operating activities:

Net income (loss)	$1,223	$(3,558)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	3,582	6,180

Gain on sale of assets	(49)	(13)

Deferred income taxes	1,524	(2,815)

Equity in earnings of unconsolidated joint ventures	(132)	(1,586)

Amortization of debt issuance costs, included in interest expense	92	752

Changes in operating assets and liabilities:

Accounts receivable and unbilled services	(5,587)	(42,098)

Income taxes receivable	(2,374)	(399)

Costs and earnings in excess of billings	(2,086)	4,337

Inventory	(546)	90

Prepaid expenses and other	(888)	(2,815)

Accounts payable and accrued liabilities	15,436	20,953

Billings in excess of costs and estimated earnings	(92)	1,625

Unearned revenue	34	235

Net cash provided by (used in) operating activities	10,137	(19,112)

Cash flows from investing activities:

Purchases of property, plant and equipment	(23,304)	(103,975)

Purchase of marketable securities	(107,292)	(283,613)

Proceeds from sale of marketable securities	—	134,772

Proceeds from disposal of property, plant and equipment	304	10,641

Investment in unconsolidated subsidiary	—	(16,671)

Purchase of ICEL	(610)	—

Net cash used in investing activities	(130,902)	(258,846)

Cash flows from financing activities:

Principal payments on notes payable	(18,560)	—

Proceeds from issuance of senior notes, net of debt issuance costs	145,541	201,309

Proceeds from line of credit	44,717	—

Principal payments on line of credit	(45,869)	—

Purchase of treasury stock	(13)	(202)

Proceeds from issuance of common stock, net of issuance costs	95	82,790

Principal payments under capital lease obligations	(177)	—

Net cash provided by financing activities	125,734	283,897

Effect of exchange rate on cash and cash equivalents	19	(16)

Net increase in cash and cash equivalents	4,988	5,923

Cash and cash equivalents at beginning of period	3,520	294

Cash and cash equivalents at end of period	$8,508	$6,217

Supplemental disclosure of cash flow information:

Cash paid for interest	$896	$17,950

Cash paid for income taxes	$1,862	$—

Non-cash investing activity:

Issuance of stock for ICEL acquisition	$1,578	$—

See accompanying notes to consolidated financial statements.

CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

(a) Basis of Presentation and Nature of Business

      The consolidated financial statements include CapRock Communications Corp. (“CapRock” or the “Company”) and its majority owned subsidiaries. The Company was formed on February 3, 1998, to serve as a holding company for the operations of CapRock Telecommunications Corp., a Texas corporation (“Telecommunications”), CapRock Fiber Network Ltd., a Texas limited partnership (“CapRock Fiber”), and IWL Communications, Incorporated, a Texas corporation, doing business as CapRock Services Corp. (“CapRock Services”), and its wholly owned subsidiaries upon the consummation of the business combination of those companies (the “Combination”). All significant inter-company transactions are eliminated in the consolidation. The equity method is used to account for unconsolidated investments in companies in which the Company exercises significant influences over operating and financial policies, but does not have a controlling interest. On August 26, 1998, pursuant to the Agreement and Plan of Merger and Plan of Exchange dated February 16, 1998, as amended (the “Merger Agreement”), among the Company, Telecommunications, CapRock Fiber, CapRock Services and certain other parties, the Company completed the Combination (note 2).

      The Company is a regional facilities-based integrated communications provider offering local, long distance, Internet, data and private line services to small and medium-sized businesses. The Company also provides switched and dedicated access, regional and international long distance, private lines and dark fiber to carrier customers. The Company is in the process of building an advanced fiber network throughout Texas, Louisiana, Oklahoma, Arkansas, New Mexico and Arizona. Additionally, the Company, through its wholly owned subsidiary — CapRock Services, provides communications solutions to customers with operations in remote, difficult-access regions. The Company markets its services through its internal sales representatives and a network of independent agents.

      The accompanying unaudited consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s 1998 Annual Report on Form 10-K, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999.

(2)  Business Combination

      On August 26, 1998, pursuant to the Merger Agreement, the Company completed the Combination with Telecommunications, CapRock Fiber and CapRock Services. Accordingly, the Consolidated Balance Sheets as of December 31, 1998 and September 30, 1999 and the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and 1999 include Telecommunications, CapRock Fiber and CapRock Services as though these entities had always been a part of CapRock.

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

CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In May 1998, CapRock Services changed its fiscal year end to coincide with the fiscal years of CapRock, Telecommunications and CapRock Fiber. The Consolidated Statement of Operations for the nine months ended September 30, 1998 and 1999 combine the operating activity for all three entities for these periods.

      The transactions between Telecommunications, CapRock Services and CapRock Fiber have been eliminated for all respective periods presented. Certain reclassifications were made to CapRock Services’ financial statements to conform to CapRock’s presentations.

(3)  Secondary Public Offering

      On May 6, 1999, the Company entered into an underwriting agreement with various underwriters to sell 4,000,000 shares of its common stock at a price of $22.00 per share in a public offering. The registration statement for the equity offering was declared effective by the SEC on May 6, 1999 and closed on May 12, 1999. The net proceeds, after deducting underwriting discounts and the expenses associated with the offering, were approximately $81.9 million.

(4)  Senior Note Offering

      On May 18, 1999, the Company issued $210 million aggregate principal amount of private senior notes (the “1999 Senior Notes”) due May 1, 2009. Interest on the 1999 Senior Notes is payable semi-annually in arrears on May 1 and November 1 of each year, commencing November 1, 1999, at the rate of 11 1/2% per year. The Company received net proceeds from the offering, after deducting the initial purchasers’ discount and expenses, of approximately $201.3 million. The 1999 Senior Notes are senior unsecured obligations and as such rank pari passu in right of payment with the Company’s existing senior notes issued in July 1998 (the “1998 Senior Notes”) and with all the Company’s future unsecured and unsubordinated indebtedness. The indenture governing the 1999 Senior Notes has restrictions similar to those which currently exist for the Company’s 1998 Senior Notes. The proceeds have been, and will be, used to fund capital expenditures for the construction of the fiber optic network, switching equipment and other capital expenditures and to expand the Company’s sales offices, for potential acquisitions and for general working capital purposes. Unutilized funds have been invested in short-term, high-grade investment securities classified as available for sale.

      In July 1999, the Company filed an exchange offer Registration Statement (“Exchange Offer Registration Statement”) with the SEC for the registration of $210 million of principal amount of its registered senior notes due May 1, 2009 (the “Exchange Notes”) to be offered in exchange for the 1999 Senior Notes (the “Exchange Offer”). The Exchange Offer Registration Statement was declared effective by the SEC on July 30, 1999 and the Exchange Offer expired on September 1, 1999. The terms of the Exchange Notes are identical in all material respects to the 1999 Senior Notes except that the Exchange Notes have been registered under the Securities Act of 1933, as amended.

CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)  Earnings per share

      The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	1998	1999	1998	1999

Numerator:

Net income (loss)	$(1,650)	$49	$1,223	$(3,558)

Denominator:

Denominator for basic earnings (loss) per share-weighted average shares outstanding	28,914	33,047	28,885	31,230

Effect of dilutive securities:

Employee stock options and warrants	—	1,308	541	—

Denominator for diluted earnings (loss) per share-weighted average shares outstanding	28,914	34,355	29,426	31,230

Basic and diluted earnings (loss) per share	$(0.06)	$0.00	$0.04	$(0.11)

CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6) Segment Reporting

      In June 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which the Company adopted in 1998. The Company identifies such segments based on management responsibility. The Company measures segment profit as operating income, which is defined as income before interest income and expense and income taxes. The service revenue from the Telecommunications division includes all revenues generated from the sale of telecommunications products to business and residential customers. These products include local, long distance, Internet, data and private line services. The Fiber division includes the operating activity and the assets relating to the fiber build out. The revenues for the Fiber division primarily relate to the sale of dark fiber through indefeasible rights of use agreements (“IRUs”). The product and service revenue from the Services division includes the revenues generated from the design, installation, leasing and sale of voice and data systems and products, primarily to companies in the oil and gas industry. The Corporate division includes certain general and administrative functions and operating expenses. Information regarding operating segments is as follows (in thousands):

	Three Months Ended September 30, 1998

	Telecommunications	Fiber	Services	Corporate	Consolidated

Revenues	$24,652	$1,330	$9,302	$—	$35,284

Depreciation and amortization	316	189	827	—	1,332

Operating income	1,933	694	80	(2,375)	332

Total assets	27,776	22,161	32,017	111,732	193,686

	Three Months Ended September 30, 1999

	Telecommunications	Fiber	Services	Corporate	Consolidated

Revenues	$20,185	$21,068	$7,750	$—	$49,003

Depreciation and amortization	938	1,127	778	—	2,843

Operating income	(8,793)	14,216	862	(2,459)	3,826

Total assets	50,721	123,502	28,818	291,803	494,844

	Nine Months Ended September 30, 1998

	Telecommunications	Fiber	Services	Corporate	Consolidated

Revenues	$56,875	$3,882	$25,947	$—	$86,704

Depreciation and amortization	801	585	2,196	—	3,582

Operating income	5,011	2,517	753	(2,375)	5,906

Total assets	27,776	22,161	32,017	111,732	193,686

	Nine Months Ended September 30, 1999

	Telecommunications	Fiber	Services	Corporate	Consolidated

Revenues	$55,735	$44,428	$23,436	$—	$123,599

Depreciation and amortization	2,273	1,621	2,286	—	6,180

Operating income	(18,847)	31,181	1,234	(8,414)	5,154

Total assets	50,721	123,502	28,818	291,803	494,844

      All revenue was derived from unaffiliated customers.

CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7) Fiber Build Agreement

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with CapRock’s consolidated financial statements and notes thereto for the year ended December 31, 1998. The Company believes that all necessary adjustments (consisting of normal recurring adjustments) have been included in the amounts stated below to present fairly the following quarterly information. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results for interim periods are not necessarily indicative of results to be expected for the year. In this Form 10-Q, the “Company,” “CapRock,” “we,” “us” and “our” refer to CapRock and its subsidiaries, including Telecommunications, CapRock Fiber and CapRock Services, which are our three predecessor companies, as well as CapRock Network Services, L.P., CapRock Telecommunications Leasing Corp. and CapRock Design Services, L.P., unless the context otherwise requires.

Forward Looking Information

      This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about CapRock, including:

•	our anticipated growth strategies,

•	anticipated trends in our business, including trends in technology and the growth of communications network products and services,

•	future expenditures for capital projects, and

•	our ability to continue to control costs and maintain quality.

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

      We intend to be the premier provider of carriers’ carrier services and the leading facilities-based integrated communications provider in the Southwest region. To measure our progress, we classify our revenues in three categories: carriers’ carrier, integrated services and systems services. Our carriers’ carrier revenues include domestic and international long distance, bandwidth and dark fiber services sold to telecommunications carriers and other wholesale customers. Currently, we have over 140 carrier customers, including AT&T, MCI WorldCom, Sprint Corporation and Qwest Communications, as well as many regional independent companies such as Century Tel, Inc. and Lufkin Conroe Telephone. Our integrated services revenues reflect our local, long distance, Internet, data and private line products provided to over 10,000 small and medium-sized businesses. Lastly, our systems services revenues represent the voice and data systems and services we provide primarily to the oil and gas industry offshore in and along the Gulf of Mexico.

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

Results of Operations

      CapRock recognizes revenue from the following sources: carriers’ carrier, integrated services and systems services.

      Carriers’ Carrier. Carriers’ carrier revenue includes all carrier revenues generated from the sale of domestic and international switched services, from the sale of T-1 and DS-3 broadband capacity and from the sale and lease of dark fiber. The revenue generated from the international switched services represent minutes of long distance traffic terminating in foreign countries, but generated by domestic U.S.-based long distance carriers. Such revenues are recognized when the services are provided. The cost of revenues associated with these services is based primarily on the direct costs associated with owned and leased transmission capacity and the cost of transmitting and terminating traffic on other carriers’ facilities. Commissions paid to sales representatives or agents to acquire customer call traffic are expensed in the period when associated call revenues are recognized.

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

      Recent accounting pronouncements have effected the recognition of revenue associated with IRUs entered into after June 30, 1999. See “New Accounting Pronouncements.” Accordingly, revenue from the sale of IRUs, which convey title to the purchaser, will be recognized as a sale either on a percentage-of-completion basis or in its entirety if the fiber build has been completed. Revenue from IRU sales, which do not convey title to the purchaser, will be recognized over the life of the IRU.

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

      The following table represents the various sources of revenues (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	1998	1999	1998	1999

Revenues:

Carrier’s carrier	$21,684	$35,063	$50,125	$84,825

Integrated services	5,352	6,190	13,477	15,338

Systems services	8,248	7,750	23,102	23,436

Total revenues	$35,284	$49,003	$86,704	$123,599

      The following table sets forth, for the periods indicated, CapRock’s statement of operations as a percentage of its operating revenues:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	1998	1999	1998	1999

Revenues	100%	100%	100%	100%

Cost of services	74%	59%	69%	60%

Gross profit	26%	41%	31%	40%

Operating expenses:

Selling, general and administrative	15%	27%	17%	31%

Merger related expenses	6%	—%	3%	—%

Depreciation and amortization	4%	6%	4%	5%

Total operating expenses	25%	33%	24%	36%

Operating income	1%	8%	7%	4%

Interest expense	(12)%	(19)%	(6)%	(15)%

Interest income	4%	7%	2%	5%

Other income (expense)	—%	4%	—%	1%

Income (loss) before income taxes	(7)%	0%	3%	(5)%

Income tax expense (benefit)	(2)%	0%	2%	(2)%

Net income (loss)	(5)%	0%	1%	(3)%

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1999

      Revenues. Total revenues increased $13.7 million, or 39%, from $35.3 million during the three months ended September 30, 1998 to $49.0 million during the three months ended September 30, 1999. This increase was attributable to increases of 62% in carriers’ carrier, 16% in integrated services and offset by a slight decrease of 6% in systems services revenue for the comparable periods.

      Carriers’ carrier revenue increased $13.4 million from $21.7 million during the three months ended September 30, 1998 to $35.1 million during the three months ended September 30, 1999. The 62%

increase resulted primarily from the sale of IRUs and dark fiber leases. Fiber related revenues, attributed to dark fiber leases or IRUs, increased $19.8 million from $1.3 million during the three months ended September 30, 1998 to $21.1 million during the three months ended September 30, 1999. The Company anticipates recurring fiber related revenue relating to IRUs and dark fiber leases to continue through the remainder of the year. However, period-to-period fluctuations can be expected as this type of revenue is affected by the negotiation and terms of these contracts and the build out of our network. The Company derived approximately $13.3 million and $8.2 million or 38% and 17% of its revenue from traffic terminated to international countries for the three months ended September 30, 1998 and 1999, respectively. Revenue per minute for a majority of the international countries, particularly Mexico, continues to decrease as a result of deregulation in the countries and competition. We anticipate this pricing trend for international traffic to continue.

      Integrated services revenue increased $838,000 from $5.4 million during the three months ended September 30, 1998 to $6.2 million during the three months ended September 30, 1999. The 16% increase was attributable to growth in the number of business and residential customers both from increased penetration in our existing markets and from the deployment of our network into new markets. The Company anticipates increased revenue from integrated services as its sales force for this revenue segment continues to grow.

      Systems services revenue decreased $498,000 from $8.2 million during the three months ended September 30, 1998 to $7.7 million during the three months ended September 30, 1999. The 6% decrease was attributable to a moderate reduction in the leasing and sale of voice and data systems products and projects involving the engineering and integration of telecommunications systems and sales, service and maintenance of telecommunications equipment. The Company anticipates quarterly systems services revenue for the remainder of the year to remain at comparable levels.

      Costs of Services. Cost of services increased $2.8 million, or 11%, from $26.0 million during the three months ended September 30, 1998 to $28.8 million during the three months ended September 30, 1999. The growth in cost of services was primarily attributable to the continued growth in revenue. The 15 percentage point increase in gross margin from 26% to 41% resulted primarily from favorable pricing attributable to the higher traffic and the sale of dark fiber. The increase in the gross margin during the three months ended September 30, 1999 was partially offset by lower margins attributable to Mexico and other international traffic, which carry a lower gross margin percentage. Gross margins may vary in future periods as a result of these and other factors.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) include salaries, benefits, occupancy costs, commissions, sales and marketing expenses and administrative expenses. SG&A increased $8.3 million, or 155%, from $5.3 million during the three months ended September 30, 1998 to $13.6 million during the three months ended September 30, 1999. The increase resulted primarily from the additional personnel required to support CapRock’s growth, advertising to increase name recognition and brand awareness and additional sales commission payments.

      The Company recorded merger related expenses of $2.3 million during the three months ended September 30, 1998, as compared to no such costs during the corresponding period in 1999. The merger related expenses relate to the business combination of Telecommunications, CapRock Fiber and CapRock Services, our predecessor companies. This combination was consummated on August 26, 1998. The merger related expenses consist of fees for investment bankers, attorneys, accountants, financial printing and other related charges.

      Depreciation and Amortization Expense. Depreciation and amortization expense increased $1.5 million, or 113%, from $1.3 million during the three months ended September 30, 1998 to $2.8 million during the three months ended September 30, 1999. This increase resulted primarily from purchases of additional equipment and other fixed assets to accommodate CapRock’s growth. CapRock expects that depreciation and amortization expense will continue to increase in subsequent periods as CapRock continues to expand its facilities.

      Interest Expense. Interest expense increased $5.0 million from $4.1 million during the three months ended September 30, 1998 to $9.1 million during the three months ended September 30, 1999. The increase resulted from interest expense related to the Company’s senior notes. See “— Liquidity and Capital Resources.”

      Interest Income. Interest income increased $2.1 million from $1.5 million during the three months ended September 30, 1998 to $3.6 million during the three months ended September 30, 1999. The increase was attributable to the interest and investment accretion associated with the marketable securities purchased with the proceeds from the Company’s senior notes issued in July 1998 and May 1999. See “— Liquidity and Capital Resources.”

      Income Tax Expense (Benefit). During the three months ended September 30, 1998, the Company incurred income tax benefit of $563,000 compared to an income tax expense of $32,000 for the three months ended September 30, 1999. The expense or benefit resulted from the income or loss for the respective periods. The effective tax rates for the three months ended September 30, 1998 and September 30, 1999 were 25% and 40%, respectively. The effective tax rate used to calculate income tax benefit for the three months ended September 30, 1998 was lower than the effective tax rate for the three months ended September 30, 1999 due to the non-deductibility of certain merger related costs.

      Net Income (Loss). Net income increased $1.7 million from a net loss of $1.7 million during the three months ended September 30, 1998 to net income of $49,000 during the three months ended September 30, 1999 as a result of the factors discussed above.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1999

      Revenues. Total revenues increased $36.9 million, or 43%, from $86.7 million during the nine months ended September 30, 1998 to $123.6 million during the nine months ended September 30, 1999. This increase was attributable to increases of 69% in carriers’ carrier, 14% in integrated services and 1% in systems services revenue for the comparable periods.

      Carriers’ carrier revenue increased $34.7 million from $50.1 million during the nine months ended September 30, 1998 to $84.8 million during the nine months ended September 30, 1999. The 69% increase resulted primarily from the sale of IRUs and dark fiber leases. Fiber related revenues, attributed to dark fiber leases or IRUs, increased $40.5 million from $3.9 million during the nine months ended September 30, 1998 to $44.4 million during the nine months ended September 30, 1999. The Company anticipates recurring fiber related revenue relating to IRUs and dark fiber leases to continue through the remainder of the year. However, period-to-period fluctuations can be expected as this type of revenue is affected by the negotiation and terms of these contracts and the build out of our network. The Company derived approximately $24.0 million and $20.3 million or 28% and 16% of its revenue from traffic terminated to international countries for the nine months ended September 30, 1998 and 1999, respectively. Revenue per minute for a majority of the international countries, particularly Mexico, continues to decrease as a result of deregulation in the countries and competition. We anticipate this pricing trend for international traffic to continue.

      Integrated services revenue increased $1.8 million from $13.5 million during the nine months ended September 30, 1998 to $15.3 million during the nine months ended September 30, 1999. The 14% increase was attributable to growth in the number of business customers both from increased penetration in our existing markets and from the deployment of our network into new markets. The Company anticipates increased revenue from integrated services as its sales force for this revenue segment continues to grow.

      Systems services revenue increased $334,000 from $23.1 million during the nine months ended September 30, 1998 to $23.4 million during the nine months ended September 30, 1999. The 1% increase was attributable to moderate growth associated with the leasing and sale of voice and data systems products and projects involving the engineering and integration of telecommunications systems and sales, service and maintenance of telecommunications equipment. The Company anticipates quarterly systems services revenue for the remainder of the year to remain at comparable levels.

      Costs of Services. Cost of services increased $13.7 million, or 23%, from $60.0 million during the nine months ended September 30, 1998 to $73.7 million during the nine months ended September 30, 1999. The growth in cost of services was primarily attributable to the continued growth in all three revenue categories. The nine percentage point increase in gross margin from 31% to 40% resulted primarily from favorable pricing attributable to the higher traffic and the sale of dark fiber. The increase in the gross margin during the nine months ended September 30, 1999 was partially offset by lower margins attributable to Mexico and other international traffic, which carry a lower gross margin percentage. Gross margins may vary in future periods as a result of these and other factors.

      Selling, General and Administrative Expenses. SG&A increased $23.7 million, or 159%, from $14.9 million during the nine months ended September 30, 1998 to $38.6 million during the nine months ended September 30, 1999. The increase resulted primarily from the additional personnel required to support CapRock’s growth, advertising to increase name recognition and brand awareness and additional sales commission payments.

      The Company recorded merger related expenses of $2.3 million during the nine months ended September 30, 1998, as compared to no such costs during the corresponding period in 1999. The merger related expenses relate to the business combination of Telecommunications, CapRock Fiber and CapRock Services, our predecessor companies. This combination was consummated on August 26, 1998. The merger related expenses consist of fees for investment bankers, attorneys, accountants, financial printing and other related charges.

      Depreciation and Amortization Expense. Depreciation and amortization expense increased $2.6 million, or 73%, from $3.6 million during the nine months ended September 30, 1998 to $6.2 million during the nine months ended September 30, 1999. This increase resulted primarily from purchases of additional equipment and other fixed assets to accommodate CapRock’s growth. CapRock expects that depreciation and amortization expense will continue to increase in subsequent periods as CapRock continues to expand its facilities.

      Interest Expense. Interest expense increased $14.1 million from $5.1 million during the nine months ended September 30, 1998 to $19.2 million during the nine months ended September 30, 1999. The increase resulted from interest expense related to the Company’s senior notes issued in July 1998 and May 1999. See “— Liquidity and Capital Resources.”

      Interest Income. Interest income increased $5.0 million from $1.6 million during the nine months ended September 30, 1998 to $6.6 million during the nine months ended September 30, 1999. The increase was attributable to the interest and investment accretion associated with the marketable securities purchased with the proceeds from the Company’s senior notes issued in July 1998 and May 1999. See “— Liquidity and Capital Resources.”

      Income Tax Expense (Benefit). During the nine months ended September 30, 1998, the Company incurred income tax expense of $1.3 million compared to an income tax benefit of $2.3 million for the nine months ended September 30, 1999. The expense or benefit resulted from the income or loss for the respective periods. The effective tax rates for the nine months ended September 30, 1998 and September 30, 1999 were 52% and 39%, respectively. The effective tax rate for the nine months ended September 30, 1998 was higher than the effective tax rate for the nine months ended September 30, 1999 due to the non-deductibility of certain merger related costs.

      Net Income (Loss). Net income decreased $4.8 million from net income of $1.2 million during the nine months ended September 30, 1998 to a net loss of $3.6 million during the nine months ended September 30, 1999 as a result of the factors discussed above.

Liquidity and Capital Resources

      CapRock had cash and cash equivalents of $294,000 at December 31, 1998, as compared with $6.2 million at September 30, 1999 and marketable securities of $97.0 million at December 31, 1998 as compared to $245.9 million at September 30, 1999. CapRock had working capital of $102.5 million at December 31, 1998 as compared to working capital of $277.0 million at September 30, 1999. The increase in working capital was attributable to an increase in accounts receivable as well as the Company’s debt and equity offerings completed during the second quarter of 1999, discussed in more detail later in this section. This increase was partially offset by the utilization of working capital for the build out of the fiber optic network and increase in corporate overhead to support the Company’s growth.

      CapRock’s cash flow provided from operating activities for the nine months ended September 30, 1998 was $10.1 million as compared to $19.1 million used in operating activities during the nine months ended September 30, 1999. The change was primarily attributable to an increase in accounts receivable and unbilled services, and the timing of certain capital expenditure payments to vendors relating to the fiber optic network build out. IRU transactions typically have longer payment terms than other accounts receivable activity due to contractual milestones that must be met before payments are made.

      Cash used in investing activities during the nine months ended September 30, 1998 was $130.9 million as compared to cash used in investing activities during the nine months ended September 30, 1999 of $258.8 million. Capital resources used for the purchase of property, plant and equipment increased $80.7 million from $23.3 million during the nine months ended September 30, 1998 to $104.0 million during the nine months ended September 30, 1999. This increase primarily related to the purchase of telecommunications equipment and costs incurred with the build out of the fiber optic network. During the nine months ended September 30, 1998, the Company used $107.3 million to invest in marketable securities as compared to $283.6 million used to invest in marketable securities during the nine months ended September 30, 1999. Cash received from the sale of marketable securities was $134.8 million during the nine months ended September 30, 1999 as compared to no such sales during the nine months ended September 30, 1998.

      In January 1998, CapRock completed the acquisition of Integrated Communications and Engineering, Ltd., a communications systems integrator and maintenance provider in Aberdeen, Scotland. CapRock paid a total purchase price of approximately $2.2 million comprised of approximately $610,000 in cash and 207,266 shares of CapRock’s Common Stock.

      In July 1998, CapRock issued $150 million aggregate principal amount of its 1998 Senior Notes. Interest on the 1998 Senior Notes is payable semi-annually in arrears on January 15 and July 15 of each year, which commenced January 15, 1999, at the rate of 12% per year. A portion of the net proceeds from the offering of the 1998 Senior Notes was used to repay all existing debt obligations, totaling $26.8 million. The remaining proceeds, net of transaction costs, have been, or will be, used to fund additional capital expenditures for the construction of the Company’s fiber optic network, switching equipment and other capital expenditures to expand its sales offices, for potential acquisitions and for general working capital purposes. Unutilized funds have been invested in short-term, high-grade investment securities classified as available for sale. The indenture governing the issuance of the 1998 Senior Notes contains certain restrictive operating and financial covenants, including restrictive covenants relating to borrowing additional money, paying dividends or making other distributions to our shareholders, limiting the ability of subsidiaries to make payments to us, making certain investments, creating certain liens on our assets, selling certain assets and using the proceeds from those sales for certain purposes, entering into transactions with affiliates and engaging in certain mergers or consolidations. All of the covenants are subject to a number of important qualifications and exceptions. These covenants may adversely affect CapRock’s ability to finance its future operations or capital needs or to engage in other business activities that may be in the best interests of CapRock.

      On May 6, 1999, CapRock entered into an underwriting agreement with various underwriters to sell 4,000,000 shares of its common stock at a price of $22.00 per share in a public offering. The registration statement for the equity offering was declared effective by the SEC on May 6, 1999 and closed on May 12,

1999. CapRock received net proceeds, after deducting underwriting discounts and expenses payable by CapRock, of approximately $81.9 million from the sale of its common stock.

      On May 18, 1999, the Company issued $210 million aggregate principal amount of its 1999 Senior Notes. Interest on the 1999 Senior Notes is payable semi-annually in arrears on May 1 and November 1 of each year, commencing November 1, 1999, at the rate of 11 1/2% per year. The Company received net proceeds from the offering, after deducting the initial purchasers’ discount and estimated expenses, of approximately $201.3 million. The 1999 Senior Notes are senior unsecured obligations and as such rank pari passu in right of payment with the Company’s existing 1998 Senior Notes and with all the Company’s future unsecured and unsubordinated indebtedness. The proceeds have been, and will be, used to fund capital expenditures for the construction of the fiber optic network, switching equipment and other capital expenditures and to expand its sales offices, for potential acquisitions and for general working capital purposes. Unutilized funds have been invested in short-term, high-grade investment securities classified as available for sale. The indenture governing the 1999 Senior Notes has restrictions and covenants similar to those which currently exist for the Company’s 1998 Senior Notes. All of the covenants are subject to a number of important qualifications and exceptions. These covenants may adversely affect CapRock’s ability to finance its future operations or capital needs or to engage in other business activities that may be in the best interests of CapRock.

      In July 1999, the Company filed an Exchange Offer Registration Statement with the SEC for the registration of $210 million of principal amount of its Exchange Notes to be offered in exchange for the 1999 Senior Notes. The Exchange Offer Registration Statement was declared effective by the SEC on July 30, 1999 and the Exchange Offer expired on September 1, 1999. The terms of the Exchange Notes are identical in all material respects to the 1999 Senior Notes except that the Exchange Notes have been registered under the Securities Act of 1933, as amended.

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

      CapRock believes that its cash and marketable securities, cash flow from operations and sales of dark fiber will be sufficient to fund completion of its planned network. However, no assurances can be made as to whether additional sources of capital will be needed to complete the network and if such sources are needed, but CapRock is unable to obtain them, CapRock may have to curtail or delay the build out of its fiber network and its level of capital expenditures. CapRock’s earnings before interest, income taxes, depreciation and amortization (“EBITDA”) was $11.8 million (exclusive of $2.3 million in merger related expenses) for the nine months ended September 30, 1998. EBITDA was $11.3 million for the nine months ended September 30, 1999. EBITDA for the three months ended September 30, 1998 was $4.0 million (exclusive of $2.3 million in merger related expenses). For the three months ended September 30, 1999, EBITDA was $6.7 million.

      CapRock may require additional capital in the future for new business activities related to its current and planned businesses, or in the event it decides to make additional acquisitions or enter into joint venture and strategic alliances. Sources of additional capital may include cash flow from operations, public or private equity and debt financings, bank debt, vendor financings and indefeasible right to use contracts. In addition, CapRock may enter into joint construction agreements with carriers, thereby reducing its capital expenditure requirements. However, we cannot assure you that CapRock will be successful in producing sufficient cash flow or raising sufficient debt or equity capital to meet its strategic business objectives or that such funds, if available, will be available on a timely basis and on terms that are acceptable to CapRock. If CapRock is unable to obtain such capital, the build out of portions of its expanded network may be significantly delayed, curtailed or abandoned. In addition, CapRock may accelerate the rate of deployment of its network, which in turn may accelerate CapRock’s need for additional capital. CapRock’s actual capital requirements will also be affected, possibly materially, by various factors, including the timing and actual cost of the deployment of CapRock’s network, the timing and cost of expansion into new markets, the extent of competition and the pricing of dark fiber and telecommunications services in its markets.

New Accounting Pronouncements

      In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity (“SFAS 133”) which requires that all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The adoption of SFAS 133 will not have an impact on CapRock’s results of operations, financial position or cash flow.

      In June 1999, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 43, “Real Estate Sales, an interpretation of FASB Statement No. 66.” The interpretation is effective for sales of real estate with property improvements or integral equipment entered into after June 30, 1999. Under this interpretation, dark fiber is considered integral equipment and accordingly title must transfer to a lessee in order for a lease transaction to be accounted for as a sales-type lease. The application of the provisions of FASB Interpretation No. 43 does not have an impact on CapRock’s financial condition, cash flow or results of operations.

Contingencies

      CapRock is party to ordinary litigation incidental to its business. No currently pending litigation is expected to have a material adverse effect on our results of operations, financial condition or cash flow.

Year 2000

      The year 2000 problem is the inability of a meaningful portion of the world’s computers, software applications and embedded semiconductor chips to cope with the change of the year from 1999 to 2000. This issue can be traced to the infancy of computing, when computer data and programs were designed to save disk space by truncating the date field to just six digits (two for the day, two for the month and two for the year). Therefore, information applications automatically assumed that the two-digit year field represented a year within the 1900’s. As a result of this, systems could fail to operate or fail to produce correct results when dates roll over to the year 2000.

State of Readiness

      The year 2000 problem affects computers, software and other equipment used, operated or maintained by CapRock for itself and its customers. CapRock has substantially completed the process of assessing and remediating the potential impact of the year 2000 problem for its internal systems, facilities systems and equipment.

      CapRock’s business depends upon the operation of computer systems. CapRock has established a year 2000 committee made up of leaders from the operational areas of CapRock to assess CapRock’s year 2000 problem. The committee has the involvement of senior management and the Board of Directors and its objectives are a top priority. CapRock has undertaken various initiatives intended to provide that computer equipment and software will function properly with respect to dates in the year 2000 and thereafter. Computer equipment and software include systems that are commonly thought of as Information Technology, or IT, systems, including accounting, data processing, telephone/ PBX systems, scanning equipment and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as alarm systems, fax machines or other miscellaneous systems. Based upon its identification and assessment efforts, CapRock replaced certain computer equipment and software that was deemed to be non-compliant. In addition, in the ordinary course of replacing computer equipment and software, CapRock has obtained replacements that are warranted by the manufacturer to be year 2000 compliant.

Year 2000 Initiative	Time Frame

Identification and assessment regarding IT system issues	Completed

Remediation and testing regarding critical system issues	Completed

Identification, assessment, remediation and testing regarding desktop	Completed
and individual system issues

Identification and assessment regarding non-IT system issues	Completed

Remediation and testing regarding non-IT systems	Completed

Contingency plans regarding critical systems	Completed

      CapRock mailed questionnaires to its significant vendors, service providers and customers with whom CapRock’s systems electronically interface to determine the extent to which such interfaces and system processes are vulnerable to year 2000 issues and whether the products and services of such entities are year 2000 compliant. Substantially all of the parties responded to the request and no significant unresolved matters were noted from these responses.

      CapRock has evaluated its systems and has identified the following systems and functions as mission critical:

•	switching systems,

•	network operations and fiber,

•	satellite/ microwave transmission equipment and satellite service providers,

•	billing and call record collection systems, and

•	supply chain (vendor provider of switched services).

Switching Systems:

      Switching equipment is used to connect calls to their destination while performing other advanced features and recording call information for future billing. The switch opens or closes circuits or selects the paths or circuits to be used for the transmission of information. CapRock currently owns seven switches, three of which are physically located in Dallas, Texas (two are calling card platforms), two in Houston, Texas, one in Victoria, Texas and one in Phoenix, Arizona. CapRock also manages a switch in Jersey City, New Jersey. CapRock has completed the assessment and test procedures relating to all switching equipment currently in service and had identified certain non-compliant features. These non-compliant features were remediated through software upgrades provided by the respective manufacturers.

      Switches that have not been placed in service will be subject to integrated test procedures prior to being placed in service. The test will incorporate the call collection processes and the interfaces with the billing system. The test will involve simulating date changes with the switch, such that the call records will be processed, rated and properly captured in the billing system as a billable transaction.

      The test procedures consist of the following:

•	process flow analysis,

•	documentation of overall integrated test strategy,

•	documentation and test case plans at an individual component level,

•	committee agreement regarding the test plan,

•	execution of the integrated test plan, and

•	documentation regarding the results of test procedures.

Network Operations and Fiber:

      CapRock currently owns and operates a fiber optic network, for which approximately 2,000 route miles were substantially complete as of September 30, 1999. The total route miles upon completion of the network will be 6,100 miles (which CapRock expects to be completed by the end of the year 2000). The fiber optic network is designed to be scalable and will include network-advanced fiber, which is capable of supporting dense wave division multiplexing with an OC-48 backbone scalable to OC-192. The fiber optic network will include electronic equipment, which regenerates and transports the voice, data and other information. A detailed assessment and test procedures relating to the network operations and fiber equipment has been performed and no significant non-compliant issues were identified.

Satellite/ Microwave Transmission Equipment and Satellite Service Providers:

      CapRock utilizes satellite service providers to provide communication services to certain customers in remote locations. CapRock has received correspondence or other information from each of the three vendors supplying the satellite services regarding their year 2000 readiness efforts. Based upon this information, we believe there are no significant non-compliant issues relating to these satellite service providers.

Billing and Call Record Collection Systems:

      CapRock handles its provisioning, customer care, billing and traffic reporting functions on a proprietary software platform developed by RiverRock Systems, Ltd. (a Texas limited partnership in which CapRock has a 49% ownership interest), supplemented with various third party software applications. These operations support systems, or OSS systems, and other back office systems are used to enter, schedule and track a customer’s order from the point of sale to the installation and testing of service. The systems also include or interface with trouble management, inventory, billing, collection and customer service systems. The test procedures relating to the billing system and call record collection processes were performed in conjunction with the switching equipment test procedures and are complete.

      CapRock believes that the hardware, database platform and operating systems impacting the billing system function will not be materially affected by Year 2000 issues.

Supply Chain (Vendor Provider of Switch Services):

      CapRock is dependent upon a number of telecommunications carriers during the process of initiating and terminating calls to end-users. CapRock has received correspondence from its significant suppliers regarding their year 2000 status. Based upon the diversity of the suppliers and other information received, we believe that our ability to utilize our supply chain will not be materially affected by Year 2000 issues.

Non-IT Systems:

      Based on current results and other factors, CapRock does not anticipate finding any material embedded system issues in its non-IT systems.

Costs

      CapRock has estimated costs of replacing or remediating remaining non-compliant systems, none of which are significant, and such amount is less than $150,000. Costs incurred to date are approximately $100,000.

Risks

      CapRock believes that the most reasonably likely worst case scenario would involve loss of revenues relating to traffic terminating in certain developing third world countries, which have not adequately prepared for the year 2000. CapRock relies upon certain vendors to supply international services and the possibility exists that some of the traffic in these developing third world countries may not be able to be completed. The estimated loss of revenue, if any, cannot reasonably determined, and we may not be able to identify the amount of any loss by the year 2000. Depending on the systems affected, the failure of any contingency plans developed by CapRock, if implemented, could have a material adverse effect on CapRock’s financial condition, cash flow and results of operations.

Contingency Plans

      CapRock’s year 2000 contingency planning effort is designed to provide immediate response and subsequent recovery from any unplanned business interruption due to failure of technical infrastructure resulting from the year 2000. Contingency planning is a process that aids in determining the most effective actions, identifies when contingent actions should be taken and helps to ensure those resources necessary for response are available.

      The contingency planning process included the development of certain mission critical functions and management (escalation) plans. The Company’s contingency plan also includes re-routing traffic from a vendor which experiences a year 2000 systems failure to one or more other vendors.

Disclaimer

      The discussion of CapRock’s efforts, and management’s expectations, relating to year 2000 compliance are forward-looking statements and the dates on which CapRock believes it will complete such efforts are based upon management’s best estimates. These estimates were derived using numerous assumptions regarding future events, including the continued availability of certain resources and other factors. We cannot assure you that these estimates will prove to be accurate, and our actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in year 2000 issues, the ability to identify, assess, remediate and test all relevant computer codes and embedded technology and similar uncertainties. In addition, variability of definitions of “compliance with year 2000” relating to products and services sold by CapRock may lead to claims whose impact on CapRock is currently not estimable. We cannot assure you that the aggregate cost of defending and resolving such claims, if any, will not materially adversely affect our results of operations.

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

      CapRock is exposed to market risk from changes in marketable securities (which consist of money market and commercial paper). At September 30, 1999, marketable securities of CapRock were recorded at a fair value of approximately $246 million, with an overall weighted average return of approximately 5% and an overall weighted average life of less than 1 year. The marketable securities held by CapRock have exposure to price risk, which is estimated as the potential loss in fair value due to a hypothetical change of 50 basis points (10% of CapRock’s overall average return on marketable securities) in quoted market prices. This hypothetical change would have an immaterial effect on the recorded value of the marketable securities.

      CapRock is not exposed to material future earnings or cash flow fluctuations from changes in interest rates on long-term debt since 100% of its long-term debt is at a fixed rate as of September 30, 1999. The fair value of CapRock’s long-term debt at September 30, 1999 was estimated to be $344 million based on the overall rate of the long-term debt of 11.71% and an overall maturity of 9.25 years compared to terms and rates currently available in long-term financing markets. Market risk is estimated as the potential decrease in fair value of CapRock’s long-term debt resulting from a hypothetical increase of 117 basis points in interest rates (ten percent of CapRock’s overall borrowing rate). Such an increase in interest rates would result in approximately a $9 million decrease in fair value of CapRock’s long-term debt. To date, CapRock has not entered into any derivative financial instruments to manage interest rate risk and is currently not evaluating the future use of any such financial instruments.

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

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

      Information pertaining to this item is incorporated herein from Part I. Financial Information (Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contingencies).

ITEM 2.  Changes in Securities and Use of Proceeds

      On May 6, 1999 (the “Effective Date”), the Company’s Registration Statement on Form S-1 (Registration No. 333-74735) relating to its public offering (the “Offering”) was declared effective and the offering of up to 4,600,000 shares of the Company’s Common Stock covered by such Registration Statement commenced. The Offering was managed by Merrill Lynch & Co., as the representative (the “Representative”) of the several underwriters (the “Underwriters”) of the Offering. Pursuant to the Offering, 4,000,000 shares were sold on May 12, 1999 (the “Offering Date”). From the Offering Date until September 30, 1999, total expenses of approximately $6.1 million were incurred for the Company’s account in connection with the Common Stock sold in the Offering, which expenses consisted of: (i) $5.3 million representing underwriters discounts and commissions paid to the Underwriters; and (ii) other offering expenses, including without limitation attorney’s fees, accountant’s fees, printing costs and filing fees, of approximately $750,000. None of such expense payments were direct or indirect payments to directors or officers of the Company or their associates or to persons owning 10 percent or more of any class of equity securities of the Company or to affiliates of the Company. The net offering proceeds of the 4,000,000 shares sold by the Company in the Offering, after deducting such expenses, was approximately $81.9 million through September 30, 1999. As of September 30, 1999, the Company had expended $68.5 million on infrastructure, property, plant and equipment. The remaining $13.4 was invested in high-grade liquid securities classified as available for sale pending application of such proceeds by the Company.

      Information pertaining to working capital restrictions and other limitations upon the payment of dividends is incorporated herein from Part I. Financial Information (Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources).

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4, as amended, SEC Registration No. 333-57365 (the “Merger Form S-4”))
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4, as amended, SEC Registration No. 333-64699 (the “1998 Exchange Offer Form S-4”))
†27.1	Financial Data Schedule

†	Filed herewith.

(b)  Reports on Form 8-K

      None.

CAPROCK COMMUNICATIONS CORP.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPROCK COMMUNICATIONS CORP.

By:	/s/ MATTHEW M. KINGSLEY

Matthew M. Kingsley
Corporate Controller
(Principal Accounting Officer)

Date: November 2, 1999

INDEX TO EXHIBITS

Exhibit
No.	Description

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4, as amended, SEC Registration No. 333-57365 (the “Merger Form S-4”))
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4, as amended, SEC Registration No. 333-64699 (the “1998 Exchange Offer Form S-4”))
†27.1	Financial Data Schedule

†	Filed herewith.