Form 10-K
period 1999-12-31
CAPROCK COMMUNICATIONS CORP
filed 2000-03-30
CIK 1063880

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ______________

                         Commission File Number: 0-24581
                         -------------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this From 10-K or any amendment to this From 10-K. [ ]

     The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of March 15, 2000, computed by reference to the closing sale price of the registrant's Common Stock on the Nasdaq National Market on such date, was approximately $572,690,000

     The number of shares of the registrant's Common Stock outstanding as of March 15, 2000 was 33,291,547.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant's proxy statement for its 2000 Annual Meeting of Stockholders to be held on or about May 16, 2000, which will be filed with the Commission within 120 days after the end of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                          CAPROCK COMMUNICATIONS CORP.
                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                                                                                       Page
                                                                                                      Number
                                                                                                      ------
PART I

  Forward-Looking Statements........................................................................      1

  Item 1.      Business.............................................................................      1

  Item 2.      Properties...........................................................................     14

  Item 3.      Legal Proceedings  ..................................................................     14

  Item 4.      Submission of Matters to a Vote of Security Holders..................................     14

PART II

  Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters................     15

  Item 6.      Selected Financial Data..............................................................     16

  Item 7.      Management's Discussion and Analysis of Financial Condition and Results of
               Operations...........................................................................     17

  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk...........................     25

  Item 8.      Financial Statements and Supplementary Data..........................................     25

  Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure...........................................................................     25

PART III

  Item 10.     Directors and Executive Officers of the Registrant...................................     26

  Item 11.     Executive Compensation...............................................................     26

  Item 12.     Security Ownership and Certain Beneficial Owners and Management......................     26

  Item 13.     Certain Relationships and Related Transactions.......................................     26

PART IV

  Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................     27

  Signatures......................................................................................       34

  Index to Consolidated Financial Statements......................................................      F-1

                                     PART I

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about CapRock including:

     o    Our anticipated growth strategies,

     o Anticipated trends in our business, including trends in technology and the growth of communications network products and services,

     o    Future expenditures for capital projects, and

     o    Our ability to continue to control costs and maintain quality.

     These statements may be found in the sections of this Annual Report on Form 10-K entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" and in this Annual Report on Form 10-K generally. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including all the risks discussed elsewhere in this Annual Report on Form 10-K and risks related to, among other things, our evolving business model, our limited operating history, rapid growth, the need for additional capital, debt and interest payment obligations, restrictions in our senior note indentures, dependence on and retention of key personnel, successful completion of our networks, dependence on information systems, interconnection with incumbent local exchange carriers ("ILECs"), the quality and condition of the infrastructure of the ILECs (including, but not limited to, last mile connectivity, competition, supply and demand for data and communications services and profitability of such services, our ability to profitably market and sell our services and develop positive cash flow, government regulation and the uncertainty of deregulation, delays by the ILECs in connecting our customers, reliance on equipment suppliers and other carriers, regulation of access charges, rapid technological change, service interruptions, security risks, system failures and equipment failures, dependence on major carrier customers and joint build partners, building a fiber network (including obtaining the necessary rights of way, permits and regulatory approvals), potential liability as an Internet service provider and protection of our intellectual property.

     We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Because of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K might not occur.

ITEM 1. BUSINESS

OVERVIEW

     We are a leading facilities-based integrated communications service provider to small and medium-sized business and communications carrier customers in the Southwestern United States. We offer business customers an integrated bundle of communications products and services including local exchange, domestic and international long distance, enhanced voice, data, Internet and dedicated private line services. Additionally, we offer our communications-intensive and carrier customers dark fiber, high bandwidth dedicated fiber infrastructure, terminating access for domestic and international long distance and ATM, frame relay and IP data transport services. We believe that our current and planned networks will provide our customer base the most comprehensive service alternative when compared to the incumbent and other competitive communications service providers in our region.

     Our communications services are provided over our scalable fiber, voice and data networks which, upon completion, will connect nearly every primary, secondary and tertiary market in the six-state region of Texas, Louisiana, Arkansas, Oklahoma, New Mexico and Arizona. At year-end 1999, our inter-city long-haul fiber network consisted primarily of 96 fiber strands covering approximately 3,000 route miles, which we expect to expand to approximately 7,000 route miles by year-end 2000. Additionally, at year-end 1999, we provided switch-based competitive local exchange services in ten markets, which we expect to expand to approximately 48 markets by year-end 2000. At year-end 1999, we had 11 voice and 13 data switches installed and operational on our network, which we expect to expand to 14 voice and 17 data switches by year-end 2000.

     We introduced electronic bonding, which is the on-line and real-time connections of our operations support systems with those of the ILECs, with Southwestern Bell in Texas in the fourth quarter of 1999. We are determined to achieve such bonding with the ILECs in most of our markets by the end of 2000. This electronic interface allows us to create service requests on-line, leading to faster installations of customer orders and a reduction in the number of errors associated with multiple manual inputs. We expect electronic bonding to improve productivity by decreasing the period between the time of sale and the time the customer's line is installed on our network. We expect that electronic bonding with Southwestern Bell, for example, will ultimately enable us to reduce our provisioning times once orders are submitted from 25 business days to as few as five business days. We also expect an automated process will reduce our selling, general and administrative costs.

     We have begun, and will continue, to acquire and develop our back office systems and procedures with vendors, including Metasolv, DSET, Sterling, Oracle, RiverRock, Micromuse, RTS and Portal. We believe these platforms provide us with a competitive advantage in terms of reducing costs, processing large order volumes for multiple products and services, providing bundled bills and billing options over the Internet and enhancing customer service. Our back office systems enable us to enter, schedule and track a customer's order from the point of sale to the installation and testing of service. These systems interface with each other and include order entry, credit approval, provisioning, billing, collection, customer service, trouble management, monitoring, facilities inventory management and reporting systems.

     We are a Texas corporation. Our principal executive offices are located at 15601 Dallas Parkway, Suite 700, Dallas, Texas 75248, and our telephone number is (972) 982-9500. We maintain a World Wide Web site at www.caprock.com. The reference to our World Wide Web address does not constitute incorporation by reference of the information contained at the site. In this Annual Report on Form 10-K, the "Company," "CapRock," "we," "us" and "our" refer to CapRock Communications Corp. and its subsidiaries, including CapRock Telecommunications Corp. ("CapRock Telecommunications"), CapRock Fiber Network, Ltd. ("CapRock Fiber") and IWL Communications, Incorporated ("CapRock Services"), which are our three predecessor companies, as well as CapRock Network Services, L.P., CapRock Telecommunications Leasing Corp. and CapRock Design Services, L.P., unless the context otherwise requires. CapRock and CapRock Communications are trademarks of CapRock. All other trade names or trademarks appearing in this Annual Report on Form 10-K are the property of their respective holders.

RECENT DEVELOPMENTS

     On March 21, 2000, we filed a registration statement on Form S-3 with the Securities and Exchange Commission registering up to $900,000,000 of our debt securities, preferred stock and/or common stock to be offered on a delayed or continuous basis. As of the date hereof, the registration statement relating to these securities has not yet become effective. No securities may be sold, nor may offers to buy be accepted, prior to the time the registration statement becomes effective, and an offering of any securities under such registration statement will be made only by means of a prospectus supplement meeting the requirements of Section 10 of the Securities Act of 1933.

     We may offer from time to time any combination of these securities in one or more offerings, and certain of our shareholders may offer from time to time shares of common stock. We will provide specific terms of these securities and their offering prices in a prospectus supplement. No assurances can be made as to when, or if, any offering will be completed and, if completed, as to the amount of the offering or the type of securities offered. If an offering of securities is completed, the net proceeds from such offering and our intended use of such net proceeds will be set forth in a prospectus supplement for such offering.

OUR FIBER, VOICE AND DATA NETWORKS

     Our communications services are provided over our scalable fiber, voice and data networks, which upon completion will connect nearly every primary, secondary and tertiary market in our six-state region. At year-end 1999, our inter-city long-haul network covered approximately 3,000 route miles, which we expect to expand to approximately 7,000 route miles by year-end 2000 and approximately 7,500 route miles by year-end 2001. Additionally, at year-end 1999, we provided competitive local exchange services in ten markets, which we expect to expand to approximately 48 markets by year-end 2000. At year-end 1999, we had 11 voice and 13 data switches installed and operational on our network, which we expect to expand to 14 voice and 17 data switches by year-end 2000.

     Our network is designed to be sufficiently scalable and flexible to meet future demand and to accommodate advances in fiber technology and electronics. We are burying three to four conduits throughout our network. These conduits are shared with our joint build partners, for those segments in our network we are jointly building with others. In one of our conduits, we are installing a minimum combination of 96 single mode and Lucent Truewave or comparable fibers. We are retaining, at a minimum, at least one conduit for future use. Both Truewave and single-mode fiber are capable of supporting Dense Wavelength Division Multiplexing ("DWDM"). We intend to retain at least 24 fiber strands throughout most of our network. The routes of the network are primarily constructed on state highway and county road rights of way, and are planned to be generally geographically diverse from the existing fiber networks of AT&T, Sprint, and MCI WorldCom. We plan to interconnect our fiber network with the fiber networks of selected Mexican carriers at multiple border crossings.

     We intend to have Class 5 switching functionality in all markets in which we provide competitive local exchange services. We have two switches located in each of Dallas and Houston, Texas as well as Phoenix, Arizona. We also have one switch in each of San Antonio, Victoria and McAllen, Texas, Lafayette, Louisiana and Oklahoma City, Oklahoma. We lease one switch in Jersey City, New Jersey. Our regional network is controlled and monitored by a state of the art network operations control center located in Dallas. Our network operations center in Houston supports our Dallas network operations center, providing back up in the event of a network failure. Locally based switch engineers and technicians also manage each switch.

     We generally lease local network trunking facilities from the ILEC and/or one or more competitive local exchange carriers ("CLECs") in order to connect our switch to major ILEC central offices serving the central business district and outlying areas of business concentrations. Our switch is also connected to ILEC tandem switches and certain interexchange carrier points-of-presence. To access the largest number of customers possible without having to lay fiber to each of their premises, we locate access equipment such as integrated digital loop carriers, digital subscriber line access multiplexers and related equipment in each of the ILEC central offices.

     As each customer is signed up, we provide service by leasing unbundled loops from the ILEC to connect our integrated digital loop carriers located in the central office to the customer premise equipment. For large business, government, or other institutional customers or for numerous customers located in large buildings, it can be more cost-effective for us to lease ILEC or CLEC capacity, or a wireless local loop from one of the emerging wireless CLECs, to connect the customer to our network. In these cases, we will locate our integrated digital loop carriers or other equipment in the customer's building.

     In order to provide comprehensive geographic service coverage to customers with locations in areas beyond the reach of central offices where we have established collocations, we generally provide services utilizing tariffs commonly referred to as "UNE-P." These tariffs enable us to purchase multiple unbundled network elements ("UNEs") from the ILEC, including the element that packages all of the elements back together to provide local service dial tone and advanced local features. The UNE-P platform tariff was mandated by the Federal Communications Commission ("FCC") in their UNE Remand Order in October 1999 in order to accelerate local service competition in urban and rural markets. The FCC has said it will review the Order again in three years.

     In addition to being lower in cost than total service resale, UNE-P mirrors UNEs in treatment of access fees. With total service resale, the ILEC is capable of charging and retaining originating and terminating access fees for long distance calls. These fees are generally a few cents per minute on both the originating and terminating ends. With UNEs and UNE-P, no originating fees are charged to us by the ILEC. Additionally, with these tariffs we are able to charge other long distance companies a terminating access fee for completing their long distance call to our local service customer. By bundling long distance together with local service provided over UNE and UNE-Ps, the economics of long distance change dramatically and positively. By carrying end to end traffic on our own network, the variable cost of carrying a long distance call from one of our customers to another of our customers drops from several cents per minute to a fraction of a cent per minute. These attractive economics will position us to compete profitably as competition in the long distance market opens up to the Regional Bell Operating Companies ("RBOCs").

     To reduce the cost of fiber retained for our own use, we have sold in the past, and intend to sell in the future, conduit and dark fiber to third parties. In addition, we have strategically entered into several joint build fiber arrangements, which will significantly reduce the construction costs of our networks. To date, we have entered into joint build fiber arrangements with Enron Communications, AT&T, 360networks Inc. (formerly Worldwide Fiber) and Pathnet. The joint build arrangements provide several benefits, including reduction of construction costs, accelerated acquisition of rights of way, and the freeing up of resources to focus attention on the construction of other portions of the network.

CAPROCK'S COMMUNICATIONS SERVICES

     We provide services to small and medium-sized businesses, communications carrier customers and high-end, multi-line residential customers. Our business customers are able to customize their selection of our services to fit their needs. Integrated services offered to our business customers include local exchange, domestic and international long distance, enhanced voice, data, Internet and dedicated private line services. Our principal carrier services include dark fiber, high bandwidth dedicated fiber infrastructure, terminating access for domestic and international long distance and ATM, frame relay and IP data transport services. Systems services primarily represents equipment and telecommunications services provided to off-shore and overseas oil and gas companies. Systems services include our integrated services products as well as customer premise equipment.

INTEGRATED SERVICES

     We offer integrated services, including local exchange, domestic and international long distance, enhanced voice, data, Internet and dedicated private line services, to our business customers.

     Local Exchange Services. We offer local telephone services, including local dial tone and enhanced features such as:

     o    Call forwarding,
     o    Call waiting,
     o    Calling number identification and/or calling name identification,
     o    Call transfer,
     o    Distinctive ringing, and
     o Station-to-station four digit dialing without a private branch exchange.

     By offering local dial tone service, we also receive originating and terminating access charges for long distance calls placed or received by our customers. We offer local voice services over unbundled loops as well as high capacity lines such as T-1 connections. We also combine voice and data over T-1 connections, and soon, over DSL connections.

     Domestic and International Long Distance Services. We offer a broad range of domestic and international long distance services, which include "1+" outbound calling, inbound toll free service, as well as calling cards, debit cards and operator assistance.

     Data Services. Many small and medium-sized businesses do not use data or high speed Internet access services today. We believe that these businesses will increasingly demand these services as e-commerce and other Internet products develop. At year-end 1999, we had 11 voice and 13 data switches installed and operational on our network, which we expect to expand to 14 voice and 17 data switches by year-end 2000. This data network supports all of our data, DSL and Internet services. We also believe that the value of a network is exponential to the number of sites or customers connected. By concentrating our network deployment on the Southwest, we believe we are building an advanced data network that is very attractive to regional businesses.

     DSL and Other High Speed Data Services. We offer high speed Internet access and data transmission services which support wide area network interconnections. These services establish communications links that enable file sharing among geographically distributed computer workgroups. The services may be provided via ATM, frame relay or dedicated point-to-point connections. To provide these services, we use leased last mile high capacity connections, such as T-1s and DS-3s, to reach our customers and connect them to our own long-haul fiber network or capacity leased from others. We intend to provide DSL services throughout the Southwest region from 200 central offices through resale or deployment of DSL infrastructure equipment.

     FlexT. We recently announced our FlexT bundled services package for business customers. FlexT combines local, domestic and international long distance, Internet and high speed data services via dedicated access, provides efficient cost alternatives to traditional rate plans, and combines all services on a single invoice.

CARRIER SERVICES

     We intend to establish ourself as the premier carriers' carrier within the Southwest region, providing voice, data, broadband and dark fiber services over the most extensive advanced fiber network in the Southwest region. Our principal carriers' carrier products are domestic and international long distance terminating access, bandwidth provision, calling cards, debit cards and dark fiber. We have more than 150 carrier customers, including AT&T, MCI WorldCom, Qwest and Sprint. For the year ended December 31, 1999, revenues from services provided to MCI WorldCom and Enron each accounted for more than 10% of our revenues.

     Domestic and International Long Distance Terminating Access. We offer carrier customers the ability to terminate their long distance calls through our voice switches. This is provided on a per-call basis, with rates generally based on a per minute basis. We provide these services for both domestic and international calls. Most of our carrier international traffic is terminated in Mexico and in countries where we have established direct connections with foreign government owned or competitive telephone companies.

     High Capacity Bandwidth. We offer high capacity bandwidth such as T-1, DS-3, OC-3, OC-12 and OC-48 services to our carrier customers. This service is generally provided over our own fiber network. Utilizing our DWDM electronics, we have also begun to market individual wavelengths over our fiber network. Customers purchasing wavelengths provide their own electronics at each end of the fiber segment. Wavelengths enable them to adjust capacity as if they owned their own fiber. Carriers utilize this broadband capacity to support their voice and data traffic requirements and to establish diverse routing.

     Frame Relay and ATM. We provide end-to-end performance of a customer's network throughout our region, including the local loop. We are able to extend this level of performance since we have one of the most highly distributed frame relay networks in the Southwest region, extending the self-healing benefits of frame relay to most primary, secondary and tertiary markets through our region. Our ATM services are designed for high capacity customers requiring the flexibility of serving single or multiple locations from one originating location. These services can be used to facilitate multi-media networking between high-speed devices such as work stations, super computers, routers and bridges.

     Dark Fiber. We are building an approximately 7,500 route mile regional fiber network, which we believe will be, upon completion, one of the region's most extensive long-haul fiber networks. Much of this network is being built on routes that are diverse from older existing networks. We are installing, on average, a minimum of 96 fibers throughout our network with the intent of retaining at least 24 fibers for our future use. The remaining 72 fibers are available to sell or swap. The network has been designed with eight major rings and connects nearly every primary, secondary and tertiary market in our region.

     As our network is completed, dark fiber is being offered for sale to other carriers. Prices are established on an individual case basis, but generally reflect the cost of construction and the total quantity of fiber being purchased. Our contracts provide for the transfer of title to the fiber, whereas many other providers retain title. Revenues are recorded at the time of sale for fiber that is already available, and on a percentage-of-completion basis for fiber segments that are still under construction. Additionally, we receive maintenance and collocation revenues subsequent to the sale of the dark fiber.

SYSTEM SERVICES

     We provide offshore voice and data systems and services to the oil and gas industry in the Gulf of Mexico. Satellite and microwave transmission media are used depending on the type and location of the drilling rig involved. Our communications systems are flexible and can be quickly re-aligned as rigs move to new locations. We also sell and install telephone and switchboard equipment to our offshore customers.

SALES AND CUSTOMER SUPPORT

     We offer an integrated package of local exchange, domestic and international long distance, enhanced voice, data, Internet and dedicated private line services to small and medium-sized businesses. We believe that these businesses are seeking simplicity, value and outstanding customer service. These businesses often lack the resources to have an in-house telecommunications manager. Consequently, we believe "one-stop shopping" for most communications services from a single supplier and bundling all services on a single bill appeals to businesses' desire for simplicity. Bundling services also address their desire for value when the bundling results in lower costs than obtaining those same services from multiple vendors. Finally, outstanding customer service is essential in establishing and maintaining customer relationships. We believe that our direct sales efforts, bundled services and customer care programs enable us to better meet the needs of our customers, rapidly penetrate our target markets, capture a larger portion of our customers' communications expenditures and enhance customer loyalty.

     Although the vast majority of our sales force is focused primarily on the small and medium-sized business segment, we also provide services to and receive a material portion of our revenues from carriers and large business customers. Therefore, our sales force and customer care organizations are organized to serve each of these three segments. Sales and marketing approaches in the telecommunications market are market-segment specific, and we have divided our sales force into three groups with the following approaches:

     o Small and medium-sized businesses: We use direct sales with sales forces based locally in each market;

     o Large businesses, government entities and institutions: We use our enterprise sales account teams to respond to the more complex requirements of these larger entities; and

     o Wholesale carriers: We use a direct sales force, trade shows, established business relationships, competitive pricing and customized back office solutions.

     At year-end 1999, we had 11 sales offices, and we expect to have 18 sales offices by year-end 2000.

     As of February 29, 2000, our direct sales force consisted of 223 people (including account executives) supporting our integrated, carrier and systems services customers. We intend to hire and train approximately 90 additional account executives by the end of 2000 and an additional 120 account executives by the end of 2001.

     As of February 29, 2000, we also had 234 independent sales agents located throughout Texas, Oklahoma, Arizona, New Mexico and New York. Our agent program was established in 1996, and consists primarily of independent telephone equipment vendors authorized by us to market our products and services. Authorized agents receive recurring commissions based on product, pricing, volume of usage and customer retention. We have six agent managers who actively recruit new agents.

     In markets where we have already collocated equipment in the central office of the ILEC and can lease local access as an unbundled network element, we intend to eventually target high-end, multi-line residential customers in addition to our core business customers through telemarketing, direct mail, web and other sales channels. We believe these high-end residential customers will contribute to our network efficiency and overall profitability. We expect to commence these residential marketing efforts in the fourth quarter of 2000, primarily on an outsourced basis.

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

COMPETITION

     Overview. The communications services industry is highly competitive, rapidly evolving and subject to constant technological change. We face a variety of existing and potential competitors, including:

     o    The ILECs in our current target markets,

     o    Other voice and data CLECs,

     o    Long distance carriers, and

     o Potential market entrants, including cable television companies, shared tenant service companies, electric utilities, microwave carriers, satellite carriers, wireless telephone system operators and private networks built by large end-users.

     We compete primarily on the basis of price, customer service and the ability to provide a variety of communications products and services.

     We intend to expand our fiber network to approximately 7,500 route miles throughout the Southwest region by year-end 2001. We expect to compete with numerous established and start-up national and regional fiber networks owned by long distance carriers, ILECs and CLECs throughout the Southwest region. These competitors include very large companies such as: AT&T, MCI WorldCom, Sprint (MCI WorldCom has entered into an agreement to acquire Sprint), 360 networks, Level 3, Williams, SBC, Qwest, TXU, Broadwing and IFN. Many of these companies have greater name recognition, financial, personnel, technical and marketing resources than we have. We also anticipate that other providers of local and long distance telecommunications services will plan and construct fiber networks that could compete with our network. Competing networks may also have advanced fiber and operating capabilities similar to those of our network. Furthermore, we expect that some of our competitors will compete in our geographic market and directly with us for many of the same customers along a significant portion of the routes along which we intend to operate.

     Local Exchange Service. Our business objective is to expand significantly our operations to provide local exchange services. Regulation permitting us to compete in the local service market has only recently been enacted into law, following enactment of the Telecommunications Act of 1996 (the "1996 Telecommunications Act"). See "--Regulation and Licenses." Our primary competitor in each of our existing and targeted markets is the ILEC. Examples include Southwestern Bell, BellSouth and GTE, as well as very large long distance carriers, such as AT&T, MCI WorldCom, and Sprint that are also offering local services. The ILECs currently dominate the provision of local services in their respective markets, and the ILECs and the very large long distance carriers have greater name recognition and greater financial, technical, network, marketing and personnel resources than we do. Those entities also hold longer standing relationships with regulatory authorities at the federal and state levels than we do.

     In addition to competition from ILECs, we also face competition from a growing number of other CLECs. Although we believe that CLECs overall have only captured approximately 4% of the local telecommunications market in our region (as of year-end 1998 based on published FCC statistics), we nevertheless compete to some extent with other CLECs in our customer segments. There are typically several other CLECs competing in each metropolitan market we serve or plan to enter. Examples of data and voice CLECs in our markets include Allegiance Telecom, Inc., Covad Communications Group Inc., NEXTLINK Communications, Inc., NorthPoint Communications Group Inc., Rhythms NetConnections, Inc., Teligent, Inc. and Winstar Communications Inc. In some instances, these CLECs have resources greater than ours and offer a wider range of services. Like us, many of the CLECs in our markets target small and medium-sized business customers.

     Domestic and International Long Distance. We provide long distance services using our own facilities and by reselling the facilities of other carriers, both in the United States and between the United States and other countries. The long distance communications industry is intensely competitive, and the marketing and pricing decisions of the larger industry participants such as AT&T, MCI WorldCom, and Sprint have a significant impact on us. MCI WorldCom has entered into an agreement to acquire Sprint. Significant consolidation in the industry has created and will continue to create numerous other entities with substantial resources to compete for long distance business. Such entities include Global Crossing Ltd., Broadwing Communications and Qwest. In addition, the FCC has recently granted approval to one of the RBOCs to provide in-region long distance service in New York and other RBOCs may be approved to enter the long distance market in additional states in the future. In January 2000, SBC Communications filed an application with the FCC to provide long distance services in Texas. GTE does not require FCC approval and may enter the long distance market now. These larger competitors have significantly greater name recognition and greater personnel, financial, technical, network and marketing resources. Many may also offer a broader portfolio of services and have long standing relationships with the customers targeted by us. Moreover, we cannot guarantee that our competitors cannot negotiate contracts with suppliers of telecommunications services to obtain conditions of service more favorable than ours. Many of our competitors enjoy economies of scale that can result in a lower cost structure for transmission and related terminating costs. Those carriers could bring significant pricing pressure to bear on us.

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

EMPLOYEES

     As of February 29, 2000, we employed approximately 787 people, including approximately 258 in sales and marketing, approximately 244 in engineering and technical services, approximately 144 in provisioning and customer care and approximately 141 in management, administration and finance. At that date, we also had an agent sales force numbering approximately 234 independent sales agents throughout Texas, Oklahoma, Arizona, New Mexico and New York. We use the services of independent contractors for construction of our fiber network. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We believe that we have good relations with our employees.

REGULATION AND LICENSES

     The following summary of regulatory developments and legislation does not purport to describe all present and proposed federal, state and local regulations and legislation affecting the communications industry. Other existing federal, state and local legislation and regulations are currently the subject of judicial proceedings, legislative hearings, and administrative proposals which could change, in varying degrees, the manner in which this industry operates. Neither the outcome of these proceedings, nor their impact upon us or the communications industry, can be predicted at this time. This section also sets forth a brief description of regulatory and tariff issues pertaining to our operations.

     We provide domestic and international services subject to varying degrees of U.S. federal, state and local regulation, and regulation by foreign authorities. In the United States, the Communications Act of 1934 (the "1934 Communications Act"), as amended, including the regulations promulgated by the FCC thereunder, as well as the applicable laws and regulations of the various states and state regulatory commissions all govern the provision of telecommunications services. The FCC exercises jurisdiction under Title II of the 1934 Communications Act over all facilities of, and services offered by, telecommunications common carriers to the extent such services involve jurisdictionally interstate common carrier communications, including international communications originating from or terminating in the United States. State regulatory authorities retain jurisdiction over jurisdictionally intrastate communications. Under Title III of the 1934 Communications Act, the FCC also regulates the licensing and use of the radio frequency spectrum. Local governments sometimes impose franchise or licensing requirements on local service competitors and/or facilities companies. Services we provide in other countries remain subject to the telecommunications laws and regulations of those countries.

     The FCC and the state regulatory agencies impose and enforce regulatory requirements applicable to our operations. The FCC and the state regulatory agencies may address regulatory non-compliance with a variety of enforcement mechanisms, including monetary forfeitures, refund orders, injunctive relief, license conditions, and/or license revocation.

     As a telecommunications carrier, we must also comply with the Federal digital wiretapping administered by the U.S. Department of Justice and the FCC. Telecommunications industry regulation varies substantially from state to state and continues to change rapidly. Moreover, as deregulation at the federal level occurs, some states are reassessing the level and scope of regulation applicable to carriers. Domestic or international regulators or third parties could raise material issues with regard to our compliance or non-compliance with applicable regulations. Future regulatory, judicial or legislative activities could have a material adverse effect on our financial condition, results of operations or cash flow.

U.S. FEDERAL REGULATION

     Local Service Regulation Under The 1996 Telecommunications Act. The 1996 Telecommunications Act, which amended the 1934 Communications Act, provided for comprehensive reform of the United States' telecommunications laws. In passing the 1996 Telecommunications Act, Congress sought to increase local competition from newer competitors such as long distance carriers, cable TV companies and public utility companies. The 1996 Telecommunications Act specifically requires all LECs (including ILECs and CLECs) not to prohibit or unduly restrict resale of their services, to provide dialing parity, number portability and nondiscriminatory access to telephone numbers, operator services, directory assistance and directory listings, to afford access to poles, ducts, conduits and rights of way, and to establish reciprocal compensation arrangements for the transport and termination of telecommunications. In addition, ILECs must provide interconnection on certain terms and conditions, unbundled network elements, resold local services at wholesale rates, reasonable public notice of any changes in the information needed for transmission and routing services over their communications facilities, and physical collocation of equipment necessary for interconnection and access to unbundled network elements at the LECs' premises.

     On March 31, 1999, the FCC released its Collocation Order which requires ILECs to permit CLECs to collocate any equipment used for interconnection or access to unbundled network elements even if that equipment includes switching or enhanced service functions. On March 17, 2000, the United States Court of Appeals for the District of Columbia Circuit vacated limited portions of the Collocation Order, holding certain definitions contained in the FCC's rules are impermissibly broad. The court remanded the Collocation Order in part for further FCC consideration of these issues. The FCC will be instituting proceedings to comply with the Court's remand.

     Under the 1996 Telecommunications Act, RBOCs have the opportunity to provide out-of-region long distance and certain cable TV services immediately and in-region long distance services after the RBOCs meet certain conditions. Specifically, an RBOC can enter the market for in-region long distance services within areas where the RBOC provides local exchange service upon FCC approval based on a showing that facilities-based competition and interconnection agreements meeting a 14-point checklist both exist. Entry of RBOCs into the domestic and international long distance business and the emergence of other new local competitors could subject us to substantial competition and could have a material adverse effect on our financial condition, results of operations and cash flow.

     On August 8, 1996, the FCC released the Interconnection Decision, which established a framework of minimum, national rules enabling state commissions and the FCC to begin implementing many of the local competition provisions of the 1996 Telecommunications Act. Among other things, the Interconnection Decision prescribed certain minimum points of interconnection, adopted a minimum list of unbundled network elements that ILECs must make available to competitors, and adopted a methodology for states to use when setting prices for unbundled network elements and for wholesale resale services. On January 25, 1999, the Supreme Court issued an opinion overturning prior decisions issued by the U.S. Court of Appeals for the Eighth Circuit that had vacated certain portions of the Interconnection Decision. The Eighth Circuit decisions and their reversal by the Supreme Court perpetuate continuing uncertainty about the rules governing the pricing, terms and conditions of interconnection agreements. During the pendency of the Eighth Circuit proceedings, state public utilities commissions have continued to conduct arbitrations, and to implement and enforce interconnection agreements. However, the Supreme Court's ruling and further proceedings on remand may affect the scope of the state commissions' authority to conduct such proceedings or to implement or enforce interconnection agreements. The U.S. Supreme Court's decision has resulted in new and additional rules being promulgated by the FCC. Given the general uncertainty surrounding the effect of the Eighth Circuit decisions, the decision of the Supreme Court reversing them, and subsequent proceedings, we cannot guarantee that we can continue to obtain or enforce acceptable interconnection terms or interconnection terms consistent with our business plans.

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

     Domestic Interstate Services. The FCC considers domestic interstate common carriers (including us) that do not have market power as "nondominant." The FCC subjects nondominant carriers to minimal regulation. However, interstate carriers offering services to the public must comply with the federal statutory and regulatory requirements of common carriage under the 1934 Communications Act and file various reports and pay various fees and assessments. Among other things, interstate common carriers must offer service on a non-discriminatory basis at just and reasonable rates. Nondominant carriers need not obtain specific prior FCC approval to initiate or expand domestic interstate services, although they must file a tariff with the FCC. Nondominant carriers remain subject to the FCC's complaint jurisdiction. In particular, we may be subject to complaint proceedings in conjunction with alleged noncompliance such as unauthorized changes in a customer's preferred carrier. In the event that the FCC finds that we have violated an applicable rule or regulation, due to a complaint, noncompliance with a fee payment or other reporting requirement or an internal investigation, the FCC retains broad authority to impose various sanctions or penalties.

     International Service Regulation. As a provider of international telecommunications services, we must comply with the federal statutory and regulatory requirements of common carriage under the 1934 Communications Act. International common carriers must obtain authority from the FCC under Section 214 of the 1934 Communications Act and file a tariff containing the rates, terms, and conditions applicable to their services before initiating their international telecommunications services. We hold global authority from the FCC to provide resale of switched services and private line services (where permitted by the FCC) and to provide facilities-based services. We maintain an international tariff on file with the FCC. Carriers holding Section 214 authority must also comply with FCC rules requiring, among other things, prior approval for most transfers of control and assignments. Authorized international carriers must also comply with the FCC's international service regulations, including the International Settlements Policy ("ISPY") which governs the payment settlements between U.S. common carriers and their foreign correspondents for terminating traffic over each other's networks, the accounting rates for such settlements, and the permissible deviations from these policies.

     The FCC also recently approved significant reform of its ISPY, and deregulated intercarrier settlement arrangements between U.S. carriers and non-dominant foreign carriers and arrangements with all foreign carriers on competitive routes. The ISPY reform will open new opportunities for U.S. carriers to enter into innovative, economic traffic arrangements with foreign carriers, but will also likely increase competition in the international services market. The FCC also streamlined Section 214 license and related requirements. While these rule changes may provide carriers with more flexibility to respond more rapidly to changes in the global telecommunications market, they will also likely increase the level of competition in the international telecommunications marketplace.

     Wireless Services. We own and maintain a variety of telecommunications infrastructures and we hold various FCC and international licenses to transmit voice and data. We currently hold numerous FCC licenses to provide land mobile, microwave and satellite communications services. See "-- Licenses."

     FCC licensees authorized to provide microwave, satellite earth station and land mobile service must comply with requirements under Title III of the 1934 Communications Act and a variety of detailed licensing, operational and technical requirements specific to each service. The 1934 Communications Act generally limits direct foreign ownership of wireless licenses to 20%, but provides for indirect foreign ownership holdings above 25% upon FCC approval. In its order implementing the U.S. commitment under the WTO Agreement, the FCC established new rules that effectively relax the foreign ownership limits for common carrier wireless licenses. Specifically, the new rules allow for up to 100% indirect ownership of wireless licenses by foreign interests from countries that are members of the WTO upon FCC review and approval from countries that have participated in the WTO Agreement.

     Access Charges. The cost of providing long distance and local exchange services will be affected by changes in the "access charge" rates imposed by ILECs on long distance carriers for origination and termination of calls over local facilities. The term "access service" describes the use of local exchange facilities for the origination and termination of interexchange communications. On May 16, 1997, the FCC released an order intended to reform the FCC's system of interstate access charges to make that regime compatible with the pro-competitive deregulatory framework of the 1996 Telecommunications Act. The FCC's access reform order adopts various changes to federal policies governing interstate access service pricing designed to move access charges, over time, to more economically efficient levels and rate structures. Among other things, the FCC modified rate structures for certain non-traffic sensitive access rate elements, moving some costs from a per-minute-of-use basis to flat-rate recovery, including one new flat rate element, changed its structure for interstate transport services, and affirmed interstate access charges do not apply to ISPs.

     In response to claims that existing access charge levels are excessive, the FCC stated that it would rely on market forces first to drive prices for interstate access to competitive levels but that a "prescriptive" approach might be considered if necessary. In the absence of competition, the FCC stated that it might specify the nature and timing of changes to existing access rate levels. The interstate access charges of ILECs are subject to extensive regulation by the FCC, while those of CLECs are subject to a lesser degree of FCC regulation, but remain subject to the requirement that all charges be just, reasonable, and not unreasonably discriminatory.

     Line Sharing. On November 18, 1999, the FCC adopted a new order requiring ILECs to provide line sharing, which will allow CLECs to offer data services over the same line the consumer uses for voice services without the CLECs being required to offer the voice services. State commissions have been authorized to establish the prices to the CLECs for such services. The decision has been appealed.

     Universal Service Charges. In 1997, the FCC released an order establishing a significantly expanded federal universal service subsidy regime. Specifically, the FCC established new universal service funds to support telecommunications and information services provided to qualifying schools, libraries and rural health care providers, and expanded the federal subsidies for local telephone services provided to low-income consumers. Our payments for the schools and libraries and rural health care fund depend on estimated quarterly intrastate, interstate and international gross end-user telecommunications revenues. Contribution factors vary quarterly and the FCC bills carriers on a monthly basis. Contribution factors for the first quarter of 2000 are 5.877%. Because the contribution factors do vary quarterly, we cannot currently accurately determine the annualized impact on our annual performance.

     Internet Services. There are currently few U.S. laws or regulations which specifically regulate communications or commerce over the Internet. One area in which Congress did attempt to regulate information over the Internet involved the dissemination of obscene or indecent materials. The constitutionality of those provisions have been debated in litigation ongoing today and has been subject to further litigation. In addition, in 1998 Congress passed the Digital Millennium Copyright Act. That act provides ISPs that comply with its requirements numerous protections from certain types of copyright liability. To the extent that we have not met those requirements, third parties could seek recovery from us for copyright infringements caused by our Internet customers.

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

STATE REGULATION

     Most states require carriers to obtain a certification or other authorization before offering local exchange and long distance intrastate services. These certifications generally require a showing that the carrier has adequate financial, managerial and technical resources to offer the proposed services in a manner consistent with the public interest. We hold long distance authorization in most, but not all, of the states in which certificates are required. In addition most states impose tariff requirements on carriers and require that common carriers charge just and reasonable rates and not discriminate among similarly situated customers. Some states also require the filing of periodic reports, the payment of various regulatory fees and surcharges, and compliance with service standards and consumer protection rules. States often require prior approvals or notifications for certain transfers of assets (such as fiber cable or other telecommunications facilities), customers, or ownership. Some states also require approval or notice for the issuance of securities or debt or for name changes. We have sought or expect to seek various additional authority in some states. We cannot guarantee that we will be able to successfully obtain such approvals. States generally retain the right to sanction a carrier or to revoke certifications if a carrier violates relevant laws and/or regulations. If any state regulatory agency concluded that we provide intrastate service without the appropriate authority, or that we are not otherwise in compliance with state public utility commission rules, that agency could initiate enforcement actions, potentially including the imposition of fines, the disgorging of revenues, or the refusal to grant the regulatory authority necessary for the future provision of intrastate telecommunications services. We hold authority to provide long distance and competitive local exchange services in certain states including Arkansas, Kansas, Louisiana, Oklahoma and Texas, and have authority to provide interexchange service in at least 41 states.

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

LOCAL GOVERNMENT AUTHORIZATIONS

     We also own telecommunications facilities that may be subject to certain local government requirements, such as street use and construction permits and licenses and/or franchises to install and expand fiber networks using municipal rights of way. Termination of our existing franchise or license agreements before their expiration dates or failure to renew those agreements and any resulting requirement to remove facilities could have a material adverse effect on our financial condition, results of operations and cash flow. In some municipalities carriers must pay license or franchise fees based on a percentage of gross revenues or on a per linear foot basis, as well as post performance bonds or letters of credit. We cannot guarantee that we can retain existing franchises or that franchise fees will remain at their current levels.

FOREIGN REGULATION

     International telecommunications providers are subject to varying degrees of regulation in each of the jurisdictions in which they provide service. Local laws and regulations, and the interpretation of such laws and regulations, differ significantly from country to country. To the extent that we provide, now or in the future, services in non-U.S. countries, we must comply with the laws and regulations of foreign countries. The nature and extent of telecommunications regulation varies significantly from country to country and may include requirements that reflect closed or limited market access. We may also face burdensome requirements to obtain initial licensing and encounter operational and rate requirements in the relevant countries.

LICENSES

     We have received authorization, by virtue of state certification, tariff, registration, or on a deregulated basis, to provide resold long distance services in at least 41 states. In order to provide wireless mobile services, we own various radio systems that provide two-way voice communications and have obtained approximately 35 FCC licenses with approximately 300 frequency pairs. These licenses have varying terms that expire and will require renewal. As each license comes due for renewal, we will evaluate the need for such license and elect to either renew the license or let it expire where, for example, we expect no further need to use a particular license.

     We also operate as an FCC certificated Section 214 carrier to provide resold switched telecommunications services. We have obtained common carrier authority from the FCC to provide global resale of switched and private line services as well as global facilities. We currently provide international facilities-based private line service on a private carrier basis into Bolivia, Bosnia, Croatia, Ecuador, Hungary and Russia.

     As part of our plans to increase service offerings, we have obtained authority to provide competitive local exchange services and long distance services in Arkansas, Kansas, Louisiana, Oklahoma and Texas. In addition, we have received approval to have pole attachment rights to existing or future facilities of Entergy, BellSouth and the State of Louisiana. Pole attachment rights allow us to attach our own fiber cable to other parties' respective utility poles. In addition, we own installed fiber cable placed under various public and private rights of way.

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

ITEM 2. PROPERTIES

     We own or lease buildings that contain approximately 270,000 square feet of floor space. Our primary headquarters are located in Dallas, Texas. We own an office building in Friendswood, Texas and an office building in Lafayette, Louisiana, and we lease the remainder of our office space.

     All of the fiber, telecommunications equipment and other properties and equipment used in our networks are owned or leased by us. We have entered into various franchise, rights of way and lease agreements for network regeneration sites. These properties and agreements do not lend themselves to description by character and location of principal units and are not considered meaningful for this disclosure. Our principal facilities include:

                        APPROXIMATE
LOCATION                SQUARE FEET        DESCRIPTION
--------                -----------        -----------
Dallas, Texas                  110,000     Corporate headquarters for administration, finance
                                           and carrier sales functions, sales, switching and
                                           customer support personnel
Friendswood, Texas              30,000     Engineering, network operations center,
                                           administration, production and warehouse
Houston, Texas                  24,000     Division headquarters for administration, finance
                                           and sales functions
Phoenix, Arizona                10,000     Switching facility and sales functions

     We consider our facilities adequate for our current needs and believe that suitable additional space will be available, as needed, to accommodate further physical expansion of corporate operations and for additional sales and service. We are currently negotiating a lease for an approximately 80,000 square foot facility for our call center, network operations center and information technology center to be located in Dallas. However, we cannot assure you that we will enter into a lease for this facility or any other facility or that if we enter into a lease for such a facility, we will be able to obtain it on terms favorable to us.

ITEM 3. LEGAL PROCEEDINGS

     We are a party to ordinary litigation incidental to our business from time to time. Currently, we are not a party to any litigation that we expect would have a material adverse effect on our results of operations, financial condition or cash flow.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK PRICES

     Our Common Stock, par value $.01 per share, has traded on the Nasdaq National Market under the symbol "CPRK" since August 27, 1998, the day after the business combination of our predecessor companies was completed. The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock as reported on the Nasdaq National Market.


                                                           PRICE RANGE OF
                                                            COMMON STOCK
                                                          ---------------
                                                           HIGH      LOW
                                                          ------   ------
1998:
    Third Quarter (beginning on August 27, 1998) ......   $10.00   $ 6.38
    Fourth Quarter ....................................   $ 8.75   $ 4.75
1999:
    First Quarter .....................................   $20.13   $ 7.25
    Second Quarter ....................................   $41.63   $18.25
    Third Quarter .....................................   $40.25   $22.38
    Fourth Quarter ....................................   $34.38   $17.25
2000:
    First Quarter (through March 15, 2000) ............   $58.50   $29.75

     On March 15, 2000, the last reported closing sales price of the common stock was $52.25 per share. As of March 15, 2000, there were approximately 120 shareholders of record of our Common Stock.

DIVIDEND POLICY

     We do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board of Directors and will be dependent upon then existing conditions. In addition, the indentures for our 1998 Senior Notes and our 1999 Senior Notes effectively prohibit us from paying cash dividends for the foreseeable future.

     Information pertaining to working capital restrictions and other limitations upon the payment of dividends is incorporated herein from Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth financial data as of and for the years ended December 31, 1995, 1996, 1997, 1998 and 1999. The business combination among our predecessor companies was completed on August 26, 1998 and was accounted for as a pooling of interests. Accordingly, the Consolidated Financial Statements include our three predecessor companies (CapRock Telecommunications, CapRock Fiber and CapRock Services) as though these entities were always a part of CapRock.

     In May 1998, CapRock Services changed its fiscal year end to coincide with the fiscal years of CapRock, CapRock Telecommunications and CapRock Fiber. The Consolidated Statement of Operations for the year ended December 31, 1996 combines the operating activity of CapRock Services for the year ended June 30, 1996 with the operating activity of CapRock Telecommunications and CapRock Fiber for the year ended December 31, 1996. The net income of CapRock Services in the amount of approximately $260,000 for the six month period ended December 31, 1996 was excluded from the Consolidated Statement of Operations for the year ended December 31, 1996 as a result of the non-conforming year ends for such period. This amount was included as an adjustment to retained earnings in the Consolidated Statement of Stockholders' Equity and Comprehensive Income in 1997. CapRock Services' cash flow for this period was added to the 1997 beginning balance in the Consolidated Statement of Cash Flows.


                                                                                  AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                                                          ---------------------------------------------------------
                                                                             1995        1996        1997        1998       1999
                                                                          ---------   ---------   ---------   ---------   ---------
                                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues ...............................................................  $  29,407   $  50,970   $  75,349   $ 121,774   $ 192,623
Cost of services .......................................................     21,185      39,357      52,471      83,221     115,676
                                                                          ---------   ---------   ---------   ---------   ---------
            Gross profit ...............................................      8,222      11,613      22,878      38,553      76,947
Operating expenses:
    Selling, general and administrative ................................      7,326       8,983      14,074      23,528      56,535
    Merger related expenses ............................................         --          --          --       2,313          --
    Depreciation and amortization ......................................      1,186       1,536       3,346       4,887       9,698
                                                                          ---------   ---------   ---------   ---------   ---------
            Total operating expenses ...................................      8,512      10,519      17,420      30,728      66,233
                                                                          ---------   ---------   ---------   ---------   ---------
Operating income (loss) ................................................       (290)      1,094       5,458       7,825      10,714
Interest expense, net ..................................................       (484)       (585)     (1,603)     (6,441)    (17,861)
Other income ...........................................................        151          42         220         106       1,526
                                                                          ---------   ---------   ---------   ---------   ---------
Income (loss) before income taxes and extraordinary item ...............       (623)        551       4,075       1,490      (5,621)
Income tax expense (benefit) ...........................................         48         227       1,513       1,267      (2,080)
                                                                          ---------   ---------   ---------   ---------   ---------
Income (loss) before extraordinary item ................................       (671)        324       2,562         223      (3,541)
Extraordinary item-extinguishment of debt ..............................        645          --          --          --          --
                                                                          ---------   ---------   ---------   ---------   ---------
               Net income (loss) .......................................  $     (26)  $     324   $   2,562   $     223   $  (3,541)
                                                                          =========   =========   =========   =========   =========
Pro forma net income (loss):
    Income (loss) before income taxes and extraordinary item ...........  $    (623)  $     551   $   4,075   $   1,490      (5,621)
    Pro forma income taxes, as if CapRock Fiber were a C corporation ...       (211)        143       1,475       1,267      (2,080)
                                                                          ---------   ---------   ---------   ---------   ---------
    Income (loss) before extraordinary item ............................       (412)        408       2,600         223      (3,541)
    Extraordinary item, net of taxes ...................................        397          --          --          --          --
                                                                          ---------   ---------   ---------   ---------   ---------
               Pro forma net income (loss) .............................  $     (15)  $     408   $   2,600   $     223   $  (3,541)
                                                                          =========   =========   =========   =========   =========
Historical and pro forma income (loss) per common share:
    Income (loss) before extraordinary item ............................  $   (0.02)  $    0.01   $    0.09   $    0.01   $   (0.11)
    Extraordinary item, net of tax .....................................       0.02          --          --          --          --
                                                                          ---------   ---------   ---------   ---------   ---------
    Basic and diluted ..................................................  $      --   $    0.01   $    0.09   $    0.01   $   (0.11)
                                                                          =========   =========   =========   =========   =========
Weighted average shares outstanding:
    Basic ..............................................................     25,926      27,146      27,984      28,899      31,727
    Diluted ............................................................     25,936      27,156      28,481      30,028      31,727
OPERATING DATA:
EBITDA(a) ..............................................................  $     896   $   2,630   $   8,804   $  15,025   $  20,412
Cash flows provided by (used in) operations ............................        827         781       4,112       7,125     (13,302)
Cash flows used in investing activities ................................     (1,919)     (9,350)    (12,987)   (134,350)   (264,623)
Cash flows provided by financing activities ............................        903       8,605      12,114     123,990     283,338
Capital expenditures ...................................................     (2,282)    (10,212)    (13,631)    (36,855)   (201,289)
BALANCE SHEET DATA:
Working capital (deficit) ..............................................  $    (797)  $  (2,153)  $    (305)  $ 102,489   $ 216,145
Property, plant and equipment, net .....................................      6,705      15,901      27,341      59,607     228,601
Total assets ...........................................................     13,198      28,522      49,389     191,966     548,835
Long-term debt and capital lease obligations ...........................      2,443      13,254      21,062     145,187     347,502
Stockholders' equity ...................................................      3,552       3,886      14,086      16,062      96,030

---------------------------

(a) EBITDA consists of earnings before interest, income taxes, depreciation and amortization and merger related expenses. EBITDA is a measure commonly used in the communications industry to analyze companies on the basis of operating performance. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to net income as a measure of performance nor as an alternative to cash flow as a measure of liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K. See "Item 8 -- Financial Statements and Supplemental Data." This information is not necessarily indicative of future operating results. Except for the historical information contained below, the matters discussed in this section are forward-looking statements that involve a number of risks and uncertainties. Our actual liquidity needs, capital resources and operating results may differ materially from the discussion shown below in these forward-looking statements.

OVERVIEW

     We are a leading facilities-based integrated communications service provider to small and medium-sized business and communications carrier customers in the Southwestern United States. We offer business customers an integrated bundle of communications products and services including local exchange, domestic and international long distance, enhanced voice, data, Internet and dedicated private line services. Additionally, we offer our communications-intensive and carrier customers dark fiber, high bandwidth dedicated fiber infrastructure, terminating access for domestic and international long distance and ATM, frame relay and IP data transport services. We believe that our current and planned networks will provide our customer base the most comprehensive service alternative when compared to the incumbent and other competitive communications service providers in our region.

     Our communications services are provided over our scalable fiber, voice and data networks, which upon completion, will connect nearly every primary, secondary and tertiary market in the six-state region of Texas, Louisiana, Arkansas, Oklahoma, New Mexico and Arizona. At year-end 1999, our inter-city long-haul fiber network consisted of approximately 3,000 route miles, which we expect to expand to approximately 7,000 route miles by year-end 2000.

     Building and expanding our network and infrastructure has required and will continue to require us to incur significant capital expenditures, primarily consisting of the costs to build our fiber network, deploying our voice and data switches and increasing the number of our central office collocations. As of December 31, 1999, we have completed 31 central office collocations and intend to expand that number to 200 collocations by the end of 2000. We plan to equip at least 100 of these collocations so that we can provide DSL services on a wholesale and retail basis. These collocations enable us to provide local exchange and other services on our own network infrastructure, which significantly lowers our cost of providing these services. Additionally, we have deployed 13 data switches as of December 31, 1999, which we expect to expand to 17 data switches by the end of 2000.

     We have strategically entered into several joint build fiber arrangements, which will significantly reduce our construction costs. To date, we have entered into joint build fiber arrangements with Enron Communications, AT&T, 360networks Inc. and Pathnet. The joint build fiber arrangements provide several benefits, including reduction of construction costs, accelerated acquisition of rights of way, and the freeing up or resources to focus attention on the construction of other portions of the network. To further reduce the cost of building our networks, we intend to sell excess dark fiber with the intent to retain at least 24 fiber strands for our own use.

RESULTS OF OPERATIONS

     In August 1998, we announced that we had completed a business combination transaction in which our predecessor companies combined to form our company as it exists today. The combination was accounted for as a pooling of interests. Accordingly, our consolidated results include our three predecessor companies (CapRock Telecommunications, CapRock Fiber and CapRock Services) as though these entities have always been a part of CapRock.

     To measure our progress, we classify our revenue into three categories: carriers' carrier, integrated services and systems services.

     Carriers' Carrier. Carriers' carrier revenue includes all carrier revenues generated from the sale of domestic and international long distance, from the sale of T-1 and DS-3 broadband capacity and from the sale and lease of dark fiber. The revenue generated from international long distance services represents minutes of traffic generated by domestic U.S.-based long distance carriers terminating in foreign countries. These revenues are recognized when the services are provided. The cost of revenue associated with these services is based primarily on the direct costs associated with owned and leased transmission capacity and the cost of transmitting and terminating traffic on other carriers' traffic facilities. Commissions paid to sales representatives or agents to acquire customer call traffic are expensed in the period when associated call revenues are recognized.

     Dark fiber sales are generally referred to as IRUs (indefeasible right to use). These sales are non-recurring. Revenues are recognized immediately on IRUs sold from available fiber on completed network segments and on the percentage of completion basis on IRUs sold from network segments under construction. Payment is generally received at the time of sale, or shortly thereafter, for IRUs sold on completed network segments. Payment is generally received over contractual milestones for IRUs sold from network segments under construction. In both scenarios, payments are received within one year from the time of sale. Revenue attributed to IRUs was $9.5 million in 1998 and $76.1 million in 1999. Revenue attributed to IRUs beyond 2001 are anticipated to decline as we deplete our dark fiber available for sale. We expect revenues from our new service offerings to offset this decline in our IRU revenues.

     Recent accounting pronouncements have affected the recognition of revenue associated with IRUs entered into after June 30, 1999. See "--New Accounting Pronouncements." Accordingly, revenue from the sale of IRUs that convey title to the purchaser will be recognized as a sale either on a percentage-of-completion basis or in its entirety if the fiber build has been completed. Revenue from IRU sales that do not convey title to the purchaser will be recognized over the life of the IRU. All of our IRU sales since July 1, 1999 have conveyed title to the purchaser and, accordingly, revenue from such sales has been recognized on a percentage-of completion basis or in its entirety

     Revenues generated from dark fiber and capacity leases are generally recognized in monthly installments over the lease term, which is generally a lease term of less than ten years.

     Integrated Services. Integrated services revenue includes all revenues generated from the sale of communications services primarily to small and medium-sized business customers. These services include local exchange, domestic and international long distance, enhanced voice, data, Internet and dedicated private line services and soon, DSL services. We record revenues and the related cost of services at the time of customer usage.

     Our local services include revenues from local switched and enhanced services, such as caller ID and call waiting. We began offering local exchange services to our customers in 1998. We have been successful in selling our integrated services to customers and have sold 61,067 local access lines as of year-end 1999, of which 40,422 were installed lines. The remaining 20,645 local access lines were in various stages of customer provisioning at December 31, 1999. We are currently introducing initiatives to reduce the provisioning cycle time and our backlog of lines. These initiatives include, among other things, electronic bonding with the ILEC, which allows our systems to communicate with those of the ILEC on an automated basis.

     Our long distance revenue consists of both switched access and dedicated access. Switched access services include "one plus long distance," whereby a customer has selected CapRock as their long distance provider, toll free 800/888/877 service and calling cards. These services are offered for both domestic and international calling. Dedicated access service is generally for larger users with sufficient traffic volume to warrant the use of dedicated private lines that directly connect the end user to our switch. As of December 31, 1999, we had approximately 85,000 active long distance lines.

     Revenues from integrated services are the foundation for our future growth and will expand as we increase our customer base and our product offerings to small and medium-sized business customers. Our primary competitors are the ILECs. The table below provides key operational data relating to our integrated services offering:

                                   December 31,
                                  --------------
                                  1998     1999
                                  -----   ------
Markets served ...............        6       10
Business customers served.....    3,950   13,309
Sales force employees ........       75      200
Voice switches ...............        6       11
ATM and frame switches .......       --       13
Collocations completed .......       --       31
Lines sold ...................    5,736   61,067
Lines installed ..............    5,736   40,422

     Due to our expanding switching platform and collocations, we anticipate that in 2000 we will have additional revenue sources from access charges and from the offering of new services, such as DSL. Access charges represent fees for connecting CapRock local service customers to their selected long distance carriers (originating access) and for delivering inbound long distance to CapRock customers (terminating access). Additionally, we believe that we will be able to offer dedicated access to our customers for voice and data services on our network through private lines and virtual private networks. These services and charges will be recognized as revenue as the services are provided.

     Systems Services. Systems services revenue includes revenues generated from the design, installation, leasing and sale of voice and data systems and products typically to offshore oil and gas industry customers in the Gulf of Mexico. Satellite and microwave transmission media are used depending on the type and location of the drilling rig involved. We also install telephone and switchboard equipment to offshore customers. These revenues are recognized as the services are provided. We will continue to provide these services to our customer base, however, as our other revenue sources continue to grow, this component of our business will become a smaller percent of revenues.

     The following table represents the various sources of revenues:


                                       YEAR ENDED DECEMBER 31,
                                  --------------------------------
                                    1997        1998        1999
                                  --------    --------    --------
                                       (DOLLARS IN THOUSANDS)
Revenues:
   Carriers' carrier ..........   $ 41,805    $ 80,628    $141,175
   Integrated services ........      8,640       9,516      21,870
   Systems services ...........     24,904      31,630      29,578
                                  --------    --------    --------
            Total revenues.....   $ 75,349    $121,774    $192,623
                                  ========    ========    ========
Gross margin percent ..........         30%         32%         40%
                                  ========    ========    ========

     The following table sets forth, for the periods indicated, our statement of operations as a percentage of our operating revenues:

                                            FOR THE YEAR ENDED DECEMBER 31,
                                            -------------------------------
                                              1997       1998        1999
                                            --------   --------    --------
Revenues ................................       100%       100%        100%
Cost of services and product resales ....        70%        68%         60%
                                                ---        ---         ---
Gross profit ............................        30%        32%         40%
Operating expenses:
   Selling, general and administrative ..        19%        19%         29%
   Merger related expenses ..............        --%         2%         --%
   Depreciation and amortization ........         4%         4%          5%
                                                ---        ---         ---
Total operating expenses ................        23%        25%         34%
                                                ---        ---         ---
Operating income ........................         7%         7%          6%
Interest expense ........................        (2)%       (8)%       (14)%
Interest income .........................        --%         2%          4%
Other income ............................        --%        --%          1%
                                                ---        ---         ---
Income (loss) before income taxes .......         5%         1%         (3)%
Income tax expense (benefit) ............         2%         1%         (1)%
                                                ---        ---         ---
Net income (loss) .......................         3%        --%         (2)%
                                                ===        ===         ===

YEAR ENDED 1998 COMPARED TO 1999

     Revenues. Total revenues increased $70.8 million, or 58%, from $121.8 million in 1998 to $192.6 million in 1999. This increase was attributable to increases of 75% in carriers' carrier, 130% in integrated services and offset by a decrease of 6% in systems services revenue.

     Carriers' carrier revenue increased $60.6 million from $80.6 million in 1998 to $141.2 million in 1999. The 75% increase resulted primarily from the sale of IRUs and dark fiber leases. Minutes of use associated with our carrier business increased from approximately 739.9 million minutes in 1998 to 861.7 million in 1999. The average revenue per carrier minute was approximately $0.11 per minute in 1998 and $0.16 per minute in 1999. The increase in the revenue per minute is attributable to a higher percentage of international traffic terminated to countries (other than Mexico) with a higher revenue per minute rate. We anticipate that long distance competitive pressures will continue to drive down prices, but the price decline will be partially offset by increased volumes. Fiber related revenues, attributed to IRUs, increased $66.6 million from $9.5 million in 1998 to $76.1 million in 1999. We anticipate revenue relating to IRUs to continue at comparable levels through 2000 and decline in subsequent years. However, period-to-period fluctuations can be expected as this type of revenue is affected by the negotiation and terms of these contracts and the build out of our network. We derived approximately $42.6 million and $37.9 million or 35% and 20% of our revenue from traffic terminated to international countries in 1998 and 1999, respectively. Revenue per minute for a majority of the international countries, particularly Mexico, continues to decrease as a result of deregulation in the countries and increased competition.

     Integrated services revenue increased $12.4 million from $9.5 million in 1998 to $21.9 million in 1999. The 130% increase was attributable to growth in the number of business customers both from increased penetration in our existing markets and from the deployment of our network into new markets. Access lines sold increased from 5,736 at the end of 1998 to 61,067 at the end of 1999. Installed access lines increased from 5,736 at the end of 1998 to 40,422 at the end of 1999. Our direct sales force increased from 75 at the end of 1998 to 200 at the end of 1999. We now have sales offices in Dallas, Fort Worth, Houston, San Antonio, Austin, Corpus Christi and Victoria, Texas, Lafayette and New Orleans, Louisiana and Phoenix, Arizona. We anticipate increased revenue from integrated services as our networks are further deployed in new markets and as our sales force for this revenue segment continues to grow.

     Systems services revenue decreased $2.0 million from $31.6 million in 1998 to $29.6 million in 1999. The 6% decrease was attributable to a moderate reduction in the leasing and sale of voice and data systems and fewer projects involving the engineering and integration of telecommunications systems and sales, service and maintenance of telecommunications equipment. We anticipate systems services revenue in 2000 will remain at levels comparable to 1999.

     Cost of Services. Cost of services increased $32.5 million, or 39%, from $83.2 million in 1998 to $115.7 million in 1999. The increase in cost of services was primarily attributable to the continued growth in revenue. The eight percentage point increase in gross margin from 32% to 40% resulted primarily from lower per minute costs attributable to higher traffic over our network and the sale of dark fiber. The increase in the gross margin in 1999 was partially offset by lower margins attributable to international traffic. Gross margins may vary in future periods as a result of these and other factors.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") include salaries, benefits, occupancy costs, commissions, sales and marketing expenses and administrative expenses. SG&A increased $33.0 million, or 140%, from $23.5 million in 1998 to $56.5 million in 1999. The increase resulted primarily from the additional personnel required to support our growth, advertising to increase name recognition and brand awareness and additional sales commission payments.

     We recorded merger related expenses of $2.3 million in 1998, as compared to no such costs in 1999. The merger related expenses relate to the business combination of CapRock Telecommunications, CapRock Fiber and CapRock Services, our predecessor companies. This combination was consummated on August 26, 1998. The merger related expenses consist of fees for investment bankers, attorneys, accountants, financial printing and other related charges.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased $4.8 million, or 98%, from $4.9 million in 1998 to $9.7 million in 1999. This increase resulted primarily from additional fiber segments placed in service and purchases of additional equipment and other fixed assets to accommodate our growth. We expect that depreciation and amortization expense will continue to increase in subsequent periods as we continue to expand our facilities and place additional fiber segments in service.

     Interest Expense. Interest expense increased $17.8 million from $9.5 million in 1998 to $27.3 million in 1999. The increase resulted from interest expense related to our 1998 Senior Notes and our 1999 Senior Notes. See "--Liquidity and Capital Resources."

     Interest Income. Interest income increased $6.4 million from $3.0 million in 1998 to $9.4 million in 1999. The increase was attributable to the interest and investment accretion associated with the marketable securities purchased with the proceeds from our 1998 Senior Notes and our 1999 Senior Notes.

     Income Tax Expense (Benefit). In 1998, we incurred income tax expense of $1.3 million compared to an income tax benefit of $2.1 million in 1999. The expense or benefit resulted from the income or loss for the respective periods. The effective tax rates for 1998 and 1999 were 85% and 37%, respectively. The effective tax rate for 1998 was higher than the effective tax rate for 1999 due to the non-deductibility of certain merger related costs.

     Net Income (Loss). Net income decreased $3.7 million from net income of $223,000 in 1998 to a net loss of $3.5 million in 1999 as a result of the factors discussed above.

YEAR ENDED 1997 COMPARED TO 1998

     Revenues. Total revenues increased $46.5 million, or 62%, from $75.3 million in 1997 to $121.8 million in 1998. The 62% increase was attributable to increases of 93% in carriers' carrier, 10% in integrated services and 27% in systems services revenue.

     Carriers' carrier revenue increased $38.8 million from $41.8 million in 1997 to $80.6 million in 1998. The 93% increase resulted primarily from the rapid growth in domestic and international switched services sold to other carriers and as a result of $9.5 million in IRUs in 1998; no such revenue from IRUs was recorded before 1998.

     Integrated services revenue increased $876,000 from $8.6 million in 1997 to $9.5 million in 1998. The 10% increase was attributable to growth in the number of business customers both from increased penetration in our existing markets and from the deployment of our network into new markets. Access lines sold and billable access lines increased from none at the end of 1997 to 5,736 at the end of 1998.

     Systems services revenue increased $6.7 million from $24.9 million in 1997 to $31.6 million in 1998. The 27% increase was attributable to growth associated with the leasing and sale of voice and data systems products and projects involving the engineering and integration of telecommunications systems and sales, service and maintenance of telecommunications equipment. In 1997, system services revenue included product resale revenue of $2.9 million as compared to no product resales in 1998. The product resales to a single customer were substantially complete in May 1997 and such revenues are not expected to contribute in a material manner in future years.

     Cost of Services. Cost of services increased $30.7 million, or 59%, from $52.5 million in 1997 to $83.2 million in 1998. The increase in cost of services was primarily attributable to the continued growth in all three revenue categories. The two percentage point increase in gross margin from 30% to 32% resulted primarily from lower per minute costs attributable to higher traffic and the sale of dark fiber. The increase in the gross margin in 1998 was partially offset by lower margins attributable to international traffic, which carries a lower gross margin percentage. Gross margins may vary in future periods as a result of these and other factors.

     Selling, General and Administrative Expenses. SG&A increased $9.4 million, or 67%, from $14.1 million in 1997 to $23.5 million in 1998. The increase resulted primarily from the additional personnel required to support our growth, advertising to increase name recognition and brand awareness, and additional sales commission payments.

     We recorded merger related expenses of $2.3 million in 1998, as compared to no such costs in 1997. The merger related costs relate to the business combination of CapRock Telecommunications, CapRock Fiber and CapRock Services, our predecessor companies. This combination was consummated on August 26, 1998. The merger related expenses consist of fees for investment bankers, attorneys, accountants, financial printing and other related charges.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased $1.6 million, or 46%, from $3.3 million in 1997 to $4.9 million in 1998. This increase resulted primarily from purchases of additional equipment and other fixed assets to accommodate CapRock's growth. We expect that depreciation and amortization expense will continue to increase in subsequent periods as we continue to expand our facilities.

     Interest Expense. Interest expense increased $7.8 million from $1.7 million in 1997 to $9.5 million in 1998. The increase resulted from interest expense related to our 1998 Senior Notes. See "-- Liquidity and Capital Resources."

     Interest Income. Interest income increased $2.9 million from $132,000 in 1997 to $3.0 million in 1998. The increase was attributable to the interest and investment accretion associated with the marketable securities purchased with the proceeds from our 1998 Senior Notes.

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

LIQUIDITY AND CAPITAL RESOURCES

     We had cash, cash equivalents and marketable securities of $97.3 million at December 31, 1998, as compared with $188.3 million at December 31, 1999. The increase was attributable to our debt and equity offerings completed during the second quarter of 1999. This increase was partially offset by the utilization of cash, cash equivalents and marketable securities for the build out of our fiber network and increase in corporate overhead to support our growth.

     Our cash flow provided from operating activities for 1998 was $7.1 million as compared to $13.3 million used in operating activities during 1999. The change was primarily attributable to an increase in accounts receivable and unbilled services, which increased from $19.9 million in 1998 to $116.4 million in 1999, as well as the timing of certain capital expenditure payments to vendors relating to the fiber network build out. IRU transactions typically have longer payment terms than other accounts receivable activity due to contractual milestones that must be met before payments are made. In the first quarter of 2000, we received over $50 million in payments relating to IRUs and the reimbursement of joint build costs that were recorded as accounts receivable at December 31, 1999.

     Cash used in investing activities in 1998 and 1999 was $134.4 million and $264.6 million, respectively. Capital resources used for the purchase of property, plant and equipment increased $164.4 million from $36.9 million in 1998 to $201.3 million in 1999. This increase primarily related to the purchase of telecommunications equipment and costs incurred with the build out of our fiber network. In 1998, we used $145.0 million to invest in marketable securities as compared to $283.6 million in 1999. Cash received from the sale of marketable securities was $48.0 million in 1998 and $198.0 in 1999.

     In July 1998, we issued $150 million aggregate principal amount of our 1998 Senior Notes. Interest on the 1998 Senior Notes is payable semi-annually in arrears on January 15 and July 15 of each year, which commenced January 15, 1999, at the rate of 12% per year. The net proceeds from the offering of our 1998 Senior Notes was approximately $145 million, a portion of which was used to repay all of our then-existing debt obligations, totaling $26.8 million.

     In May 1999, we sold 4,000,000 shares of our Common Stock at a price of $22.00 per share in a public offering. We received net proceeds, after deducting underwriting discounts and expenses payable by us, of approximately $81.9 million from the sale of our Common Stock.

     In May 1999, we issued $210 million aggregate principal amount of our 1999 Senior Notes. Interest on the 1999 Senior Notes is payable semi-annually in arrears on May 1 and November 1 of each year, which commenced November 1, 1999, at the rate of 11 1/2% per year. We received net proceeds from that offering, after deducting the initial purchasers' discount and estimated expenses, of approximately $201.2 million.

     The indentures governing the 1998 Senior Notes and the 1999 Senior Notes contain certain restrictive operating and financial covenants, including restrictive covenants relating to borrowing additional money, paying dividends or making other distributions to our shareholders, limiting the ability of subsidiaries to make payments to us, making certain investments, creating certain liens on our assets, selling certain assets and using the proceeds from those sales for certain purposes, entering into transactions with affiliates and engaging in certain mergers or consolidations. The 1999 Senior Notes are senior unsecured obligations and as such rank pari passu in right of payment with our existing 1998 Senior Notes and with all of our future unsecured and unsubordinated indebtedness. All of the covenants are subject to a number of important qualifications and exceptions. These covenants may adversely affect our ability to finance our future operations or capital needs or to engage in other business activities that may be in our best interests.

     The remaining proceeds from the 1998 Senior Notes, the 1999 Senior Notes and the Common Stock sold in May of 1999 have been, and will be, used to fund capital expenditures for the construction of our fiber network, switching equipment and other capital expenditures and to expand our sales offices, for potential acquisitions and for general working capital purposes. Unutilized funds have been invested in short-term, high-grade investment securities classified as available for sale.

     We are also considering obtaining a revolving credit facility. We anticipate that this credit facility, if obtained, would be approximately $100 million. The proceeds from this credit facility would be used in a similar manner to the uses discussed for the senior notes issued by us. See "-- Credit Facility."

     We expect to require significant financing for future capital expenditure and working capital requirements. Capital expenditures will be required to, among other things, (1) fund the construction and operation of our fiber network, including the portion to be constructed through joint build arrangements with AT&T, Pathnet, 360networks Inc. and Enron Communications, to approximately 7,000 route miles throughout the Southwest region by the end of 2000 and to approximately 7,500 route miles by the end of 2001, (2) fund the purchase and installation of voice and data switches, (3) fund the installation of equipment associated with DSL services and the build out of collocation facilities, (4) fund the further development of our OSS and information technology equipment, and (5) open an additional seven sales offices in 2000 and add sales support and customer service personnel in markets throughout Texas, Louisiana, Oklahoma, Arkansas, New Mexico and Arizona. We currently estimate that our aggregate capital requirements will total approximately $485 million for 2000 and approximately $285 million for 2001. In addition to our cash and marketable securities, cash flow from operations and sales of dark fiber, we will require additional sources of capital to fund our capital expenditure requirements. Such additional sources may include one or more public or private equity and/or debt offerings. However, no assurances can be made as to whether we will be able to obtain these additional sources of capital, and if we are unable to obtain them, we may have to curtail our level of capital expenditures.

     We may require additional capital in the future for new business activities related to our current and planned businesses, or in the event we decide to make acquisitions, enter into joint venture and strategic alliances or expand into new geographic regions. Sources of additional capital may include cash flow from operations, public or private equity and debt financings, bank debt and vendor financings. In addition, we may enter into joint construction agreements with carriers, thereby reducing our capital expenditure requirements. However, we cannot assure you that we will be successful in producing sufficient cash flow or raising sufficient debt or equity capital to meet our strategic business objectives or that such funds, if available, will be available on a timely basis and on terms that are acceptable to us. If we are unable to obtain such capital, the build out of portions of our expanded network may be significantly delayed, curtailed or abandoned. In addition, we may accelerate the rate of deployment of our network, which in turn may accelerate our need for additional capital. Our actual capital requirements will also be affected, possibly materially, by various factors, including the timing and actual cost of the deployment of our network, the timing and cost of expansion into new markets, the extent of competition and the pricing of dark fiber and telecommunications services in our markets.

CREDIT FACILITY

     We may enter into a senior credit facility with one or more banks in the amount of approximately $100 million. The final terms and conditions of the credit facility will depend on negotiation of definitive documentation, however the credit facility is expected to contain customary restrictive covenants, including financial covenants.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity" ("SFAS 133") which requires that all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. In June 1999, FASB delayed the effectiveness of SFAS 133 to fiscal years beginning after June 15, 2000. The adoption of SFAS 133 will not have an impact on our financial position, results of operations or cash flows.

     In June 1999, the Financial Accounting Standards Board (the "FASB") issued Interpretation No. 43, "Real Estate Sales, an interpretation of FASB Statement No. 66." The interpretation is effective for sales of real estate with property improvements or integral equipment entered into after June 30, 1999. Under this interpretation, dark fiber is considered integral equipment and accordingly, title must transfer to a lessee in order for a lease transaction to be accounted for as a sales-type lease. The application of the provisions of FASB Interpretation No. 43 did not have an impact on our financial position, results of operations or cash flows.

     In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying General Accepted Accounting Principles to revenue recognition and accounting for deferred costs in the financial statements. Based on our current revenue recognition policies, SAB 101 is not expected to materially impact our financial position, results of operations or cash flows.

CONTINGENCIES

     We are party to ordinary litigation incidental to out business. No currently pending litigation is expected to have a material adverse effect on our results of operations, financial condition or cash flow.

YEAR 2000 READINESS

     We established a year 2000 committee made up of leaders from our operational areas to assess our year 2000 readiness. The committee had the involvement of senior management and the Board of Directors and its objectives were a top priority. We undertook various initiatives intended to provide that computer equipment and software would function properly with respect to dates in the year 2000 and thereafter. We experienced no problems in our critical systems subsequent to December 31, 1999 related to the year 2000, nor did we incur any problems from critical system services provided by third parties. We spent less than $250,000 addressing our year 2000 readiness through the end of 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to market risk from changes in marketable securities (which consist of money market and commercial paper). At December 31, 1999, our marketable securities were recorded at a fair value of approximately $182.6 million, with an overall weighted average return of approximately 5% and an overall weighted average life of less than 1 year. The marketable securities held by us have exposure to price risk, which is estimated as the potential loss in fair value due to a hypothetical change of 50 basis points (10% of our overall average return on marketable securities) in quoted market prices. This hypothetical change would have an immaterial effect on the recorded value of the marketable securities.

     We are not exposed to material future earnings or cash flow fluctuations from changes in interest rates on long-term debt since 100% of our long-term debt is at a fixed rate as of December 31, 1999. The fair value of our long-term debt at December 31, 1999 was estimated to be $371 million based on the overall rate of the long-term debt of 11.71% and an overall maturity of 9 years compared to terms and rates currently available in long-term financing markets. Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 117 basis points in interest rates (ten percent of our overall borrowing rate). Such an increase in interest rates would result in approximately a $10 million decrease in fair value of our long-term debt. To date, we have not entered into any derivative financial instruments to manage interest rate risk and are currently not evaluating the future use of any such financial instruments.

     We do not currently have any material exposure to foreign currency transaction gains or losses. Substantially all business transactions are in U.S. dollars. To date, we have not entered into any derivative financial instrument to manage foreign currency risk and are currently not evaluating the future use of any such financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information called for by this item is set forth in the Company's Consolidated Financial Statements (and the notes thereto) contained in this Annual Report on Form 10-K. The Company's Consolidated Financial Statements (and the notes thereto) begin at page F-1 hereunder.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by this item is incorporated herein by reference to the applicable section of the definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended December 31, 1999, and delivered to stockholders in connection with the Annual Meeting of the Stockholders expected to be held on or about May 16, 2000.

ITEM 11. EXECUTIVE COMPENSATION

     The information called for by this item is incorporated herein by reference to the applicable section of the definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended December 31, 1999, and delivered to stockholders in connection with the Annual Meeting of the Stockholders expected to be held on or about May 16, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this item is incorporated herein by reference to the applicable section of the definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended December 31, 1999, and delivered to stockholders in connection with the Annual Meeting of the Stockholders expected to be held on or about May 16, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this item is incorporated herein by reference to the applicable section of the definitive Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended December 31, 1999, and delivered to stockholders in connection with the Annual Meeting of the Stockholders expected to be held on or about May 16, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)(1) Financial Statements.

          The financial statements filed as a part of this Annual Report on Form 10-K are listed in the "Index to Consolidated Financial Statements" on page F-1 hereunder.

     (2)  Financial Statement Schedules.

          The financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are included in the financial statements referenced in Item 14(a)(1), or are not required under the related instructions or are inapplicable and therefore have been omitted.

     (3)  Exhibits.

          The following exhibits are filed as a part of this Annual Report on Form 10-K.

     2.1 Agreement and Plan of Merger and Plan of Exchange, dated as of February 16, 1998, by and among the Registrant, IWL Communications, Incorporated ("IWL"), IWL Acquisition Corp., CapRock Communications Corp. (n/k/a CapRock Telecommunications Corp. ("CapRock Telecommunications")),CapRock Acquisition Corp., and CapRock Fiber Network, Ltd. ("CapRock Fiber" and collectively, the "Parties"). The schedules to the Agreement and Plan of Merger and Plan of Exchange and the appendices thereto have been omitted. The Registrant will furnish supplementally to the Securities and Exchange Commission any of the schedules or appendices upon request. (Incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4, as amended, of the Registrant, File No.333-57365.)

     2.2 First Amendment to Agreement and Plan of Merger and Plan of Exchange, dated as of April 30, 1998, by and among the Parties. (Incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-57365.)

     2.3 Second Amendment to Agreement and Plan of Merger and Plan of Exchange, dated as of June 19, 1998, by and among the Parties. (Incorporated by reference to Exhibit 2.3 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-57365.)

     2.4 Third Amendment to Agreement and Plan of Merger and Plan of Exchange, dated as of July 8, 1998, by and among the Parties. (Incorporated by reference to Exhibit 2.4 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-57365.)

     3.1 Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4, as amended, SEC Registration No. 333-57365).

     3.2 Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4, as amended, SEC Registration No. 333-64699).

     4.1 Specimen Certificate for the Common Stock of the Registrant (Incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-57365.)

     4.2 Indenture dated as of July 16, 1998, among the Registrant, CapRock Telecommunications, CapRock Fiber, IWL and PNC Bank, National Association, Trustee. (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-64699.)

     4.3 Registration Rights Agreement dated July 16, 1998, among the Registrant, CapRock Telecommunications, CapRock Fiber, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation and BancOne Capital Markets, Inc. (Incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-64699.)

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

     4.7 Registration Rights Agreement dated May 18, 1999, among the Registrant, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Chase Securities Inc., Bear, Stearns & Co. Inc., Donaldson, Lufkin & Jenrette Securities Corporation and Goldman, Sachs & Co. (Incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-82557.)

     4.8 Indenture dated as of May 18, 1999, between the Registrant and Chase Manhattan Trust Company, National Association, Trustee. (Incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-82557.)

    10.1 CapRock Communications Corp. 1998 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-57365.)

    10.2 CapRock Communications Corp. 1998 Director Stock Option Plan. (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-57365.)

    10.3 Employment Agreement between the Registrant and Ignatius W. Leonards. (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-57365.)

    10.4 Employment Agreement between the Registrant and Byron M. Allen. (Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-57365.)

    10.5 Employment Agreement between the Registrant and Errol Olivier. (Incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-57365.)

    10.6 Employment Agreement between the Registrant and Richard H. Roberson. (Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-57365.)

    10.7 Employment Agreement between the Registrant and Bryan Olivier. (Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-57365.)

    10.8 Employment Agreement between the Registrant and Jere W. Thompson, Jr. (Incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-57365.)

    10.9 Employment Agreement between the Registrant and Scott L. Roberts. (Incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-57365.)

    10.10 Employment Agreement between the Registrant and Timothy W. Rogers. (Incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-57365.)

    10.11 Employment Agreement between the Registrant and Timothy M. Terrell. (Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-57365.)

    10.12 Employment Agreement between the Registrant and Kevin W. McAleer. (Incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-57365.)

    10.13 Office Lease Agreement dated May 22, 1996, by and between Ellington Field, Ltd., a Texas limited partnership, and IWL. (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1, as amended, of IWL, File No. 333-22801.)

    10.14 Satellite Information Network Service Agreement dated May 1, 1994, by and between IWL and the Information Telegraphy Agency of Russia ITAR-TASS. (Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1, as amended, of IWL, File No. 333-22801.)#

    10.15 Reseller Agreement dated December 31, 1996, by and between Alcatel Network Systems, Inc. and IWL. (Incorporated by reference to Exhibit
          10.10 to the Registration Statement on Form S-1, as amended, of IWL, File No. 333-22801.)#

    10.16 Form of Service Agreement. (Incorporated by reference to Exhibit
          10.16 to the Registration Statement on Form S-1, as amended, of the Registrant, File No. 333-74735.)

    10.17 Lease Agreement dated November 18, 1996, by and between IWL and CLG, Inc. (Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1, as amended, of IWL, File No. 333-22801.)

    10.18 Promissory Note dated September 20, 1996 payable by IWL to First Bank and Trust, Cleveland, Texas. (Incorporated by reference to Exhibit
          10.15 to the Registration Statement on Form S-1, as amended, of IWL, File No. 333-22801.)

    10.19 Loan Agreement and Security Agreement dated December 20, 1995 between IWL and Marine Midland Business Loans, Inc. (Incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1, as amended, of IWL, File No. 333-22801.)

    10.20 Second Amendment to Loan and Security Agreement dated as of May 7, 1997, between IWL and Marine Midland Business Loans, Inc. (Incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1, as amended, of IWL, File No. 333-22801.)

    10.21 Letter Agreement dated February 28, 1997, by and between IWL and Marine Midland Bank as successor-in-interest to Marine Midland Business Loans, Inc. (Incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1, as amended, of IWL, File No. 333-22801.)

    10.22 Credit Agreement, dated August 1, 1997, executed by and between IWL and Bank One, Texas, N.A. ("Bank One"). (Incorporated by reference to
          Exhibit 10.22 to the Form 10-K for the year ending June 30, 1997 of IWL, File No. 0-22293.)

    10.23 Promissory Note, dated August 1, 1997, in the principal amount of $822,000.00, executed by IWL, and made payable to Bank One. (Incorporated by reference to Exhibit 10.23 to the Form 10-K of IWL for the year ending June 30, 1997, File No. 0-22293.)

    10.24 Promissory Note, dated August 1, 1997, in the principal amount of $605,000.00, executed by IWL, and made payable to Bank One. (Incorporated by reference to Exhibit 10.24 to the Form 10-K of IWL for the year ending June 30, 1997, File No. 0-22293.)

    10.25 Collateral Assignment and Security Agreement, dated August 1, 1997, executed by IWL, as assignor, and Bank One, as assignee. (Incorporated by reference to Exhibit 10.25 to the Form 10-K of IWL for the year ending June 30, 1997, File No. 0-22293.)

    10.26 Revolving Credit Agreement, dated August 1, 1997, executed by and between IWL and Bank One. (Incorporated by reference to Exhibit 10.26 to the Form 10-K of IWL for the year ending June 30, 1997, File No. 0-22293.)

    10.27 Promissory Note, dated August 1, 1997, in the principal amount of $5,000,000.00, executed by IWL, and made payable to Bank One. (Incorporated by reference to Exhibit 10.27 to the Form 10-K of IWL for the year ending June 30, 1997, File No. 0-22293.)

    10.28 Security Agreement, dated August 1, 1997, executed by IWL, as debtor, and Bank One, as secured party. (Incorporated by reference to Exhibit
          10.28 to the Form 10-K of IWL for the year ending June 30, 1997, File No. 0-22293.)

    10.29 Amended and Restated Credit Agreement, dated August 28, 1997, executed by and between IWL and Bank One. (Incorporated by reference to Exhibit 10.29 to the Form 10-K of IWL for the year ending June 30, 1997, File No. 0-22293.)

    10.30 Promissory Note, dated August 28, 1997, in the principal amount of $1,055,000.00, executed by IWL, and made payable to Bank One. (Incorporated by reference to Exhibit 10.30 to the Form 10-K of IWL for the year ending June 30, 1997, File No. 0-22293.)

    10.31 Telecommunications Equipment Lease Agreement dated as of June 1, 1997 between IWL and Diamond Offshore Company. (Incorporated by reference to Exhibit 10.4 to the Form 10-K of IWL for the year ending June 30, 1997, File No. 0-22293.)#

    10.32 Sublease dated November 22, 1994 by and between CapRock
          Telecommunications and Arkwright Mutual Insurance Company. (Incorporated by reference to Exhibit 10.35 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-57365.)

    10.33 Loan and Security Agreement dated March 14, 1996 by and between CapRock Telecommunications and Bank One, as amended. (Incorporated by reference to Exhibit 10.36 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-57365.)

    10.34 Sixth Renewal Extension $2,500,000 Promissory Note dated December 31, 1997 payable by CapRock Telecommunications to Bank One. (Incorporated by reference to Exhibit 10.37 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-57365.)

    10.35 Form of CapRock Communications Corp. Commercial Application. (Incorporated by reference to Exhibit 10.41 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-57365.)

    10.36 Form of CapRock Communications Corp. Commercial Agent Application. (Incorporated by reference to Exhibit 10.42 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-57365.)

    10.37 Unlimited Guaranty dated March 9, 1996 by Jere W. Thompson, Jr. for the benefit of Bank One. (Incorporated by reference to Exhibit 10.43 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-57365.)

    10.38 Loan Agreement dated July 1, 1996 by and between CapRock Fiber and Bank One. (Incorporated by reference to Exhibit 10.44 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-57365.)

    10.39 $10,000,000 Promissory Note dated July 1, 1996 by and between CapRock Fiber and Bank One. (Incorporated by reference to Exhibit 10.45 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-57365.)

    10.40 Guaranty dated July 1, 1996 by CapRock Systems, Inc. in favor of Bank One. (Incorporated by reference to Exhibit 10.46 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-57365.)

    10.41 Guaranty dated July 1, 1996 by Mark Langdale in favor of Bank One. (Incorporated by reference to Exhibit 10.47 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-57365.)

    10.42 Guaranty dated July 1, 1996 by Jere W. Thompson, Jr. in favor of Bank One. (Incorporated by reference to Exhibit 10.48 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-57365.)

    10.43 Form of Note Purchase Agreement by and among the Registrant and various initial purchasers. (Incorporated by reference to Exhibit
          10.49 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-57365.)

    10.44 Form of Contribution Agreement by the General Partner of CapRock Fiber. (Incorporated by reference to Exhibit 10.50 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-57365.)

    10.45 First Amendment to Loan Agreement dated July 1, 1996 by and between CapRock Fiber and Bank One. (Incorporated by reference to Exhibit
          10.51 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-57365.)

    10.46 Second Amendment to Loan Agreement dated April 29, 1998 by and between CapRock Fiber and Bank One. (Incorporated by reference to Exhibit 10.52 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-57365.)

    10.47 License Agreement dated June 16, 1998 by and between CapRock Telecommunications and RiverRock Systems, Ltd. (Incorporated by reference to Exhibit 10.53 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-57365.)

    10.48 Modification Agreement dated as of June 17, 1998 by and between IWL and Bank One. (Incorporated by reference to Exhibit 10.54 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-57365.)

    10.49 Promissory Note dated June 17, 1998 executed by IWL payable to the order of Bank One, in the principal amount of $4,000,000.00. (Incorporated by reference to Exhibit 10.55 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-57365.)

    10.50 Eighth Amendment to Loan and Security Agreement dated as of June 18, 1998 by and between CapRock Telecommunications and Bank One. (Incorporated by reference to Exhibit 10.56 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-57365.)

    10.51 Renewal and Extension Promissory Note dated as June 18, 1998 executed by CapRock Telecommunications payable to the order of Bank One, in the principal amount of $7,000,000.00. (Incorporated by reference to Exhibit 10.57 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-57365.)

    10.52 Intercompany Promissory Note dated as of June 18, 1998 originally executed by CapRock Fiber payable to the order of CapRock Telecommunications in the principal amount of $2,500,000.00 and endorsed by CapRock Telecommunications in favor of Bank One. (Incorporated by reference to Exhibit 10.58 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-57365.)

    10.53 Ninth Amendment to Loan and Security Agreement dated as July 9, 1998 by and between CapRock Telecommunications and Bank One. (Incorporated by reference to Exhibit 10.59 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-57365.)

    10.54 Third Amendment to Loan Agreement dated as of June 18, 1998 by and between CapRock Fiber and Bank One. (Incorporated by reference to Exhibit 10.60 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-57365.)

    10.55 Fourth Amendment to Loan Agreement dated as of July 9, 1998 by and between CapRock Fiber and Bank One. (Incorporated by reference to Exhibit 10.61 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-57365.)

    10.56 Form of Escrow Agreement. (Incorporated by reference to Exhibit 10.62 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-57365.)

    10.57 Form of Exchange Agent Agreement by and between the Registrant and PNC Bank, National Association. (Incorporated by reference to Exhibit
          10.57 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-64699.)

    10.58 Addison Circle One Office Lease Agreement between Champion Addison One Limited Partnership, a limited partnership, as Landlord and the Registrant, as Tenant. (Incorporated by reference to Exhibit 10.58 to the Registration Statement on Form S-1 of the Registrant, File No. 333-74735.)

    10.59 Form of Carrier Agreement. (Incorporated by reference to Exhibit
          10.59 to the Registration Statement on Form S-1, as amended, of the Registrant, File No. 333-74735.)

    10.60 Amendment to Addison Circle One Office Lease Agreement. (Incorporated by reference to Exhibit 10.60 to the Registration Statement on Form S-1, as amended, of the Registrant, File No. 333-74735.)

    10.61 Note Purchase Agreement dated May 13, 1999 by and among the Registrant and various initial purchasers. (Incorporated by reference to Exhibit 10.61 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-82557.)

    10.62 Form of Exchange Agent Agreement by and between the Registrant and Chase Manhattan Trust Company, National Association, Trustee. (Incorporated by reference to Exhibit 10.62 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-82557.)

    10.63 Form of Purchase Agreement. (Incorporated by reference to Exhibit 1.1 to the Registration Statement on Form S-1, as amended, of the Registrant, File No. 333-74735.)

   +10.64 Employment Agreement between the Registrant and Leo J. Cyr dated
          October 9, 1999.

    21.1  Subsidiaries of the Registrant. (Incorporated by reference to Exhibit
          21.1 to the Registration Statement on Form S-1, as amended, of the Registrant, File No. 333-74735.)

   +23.1  Consent of KPMG LLP.

   +27.1  Financial Data Schedule.

----------------------
     + Filed herewith.
     # Confidential treatment was granted.

(b) Reports on Form 8-K

     Current Report on Form 8-K dated October 19, 1999 containing press release relating to Leo J. Cyr (reported under Item 5).

     Current Report on Form 8-K dated December 6, 1999 containing press release relating to AT&T announcement (reported under Item 5).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CAPROCK COMMUNICATIONS CORP.

                                        By: /s/  Jere W. Thompson, Jr.
                                            ------------------------------------
                                                   Jere W. Thompson, Jr.
                                                   Chief Executive Officer
                                        Date:  March 29, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   Signature                                    Title                        Date
                   ---------                                    -----                        ----
             /s/ JERE W. THOMPSON, JR.                Chief Executive Officer,           March 29, 2000
----------------------------------------------------    Chairman of the Board, and
                Jere W. Thompson, Jr.                   Director (Principal
                                                        Executive Officer)


               /s/ KEVIN W. MCALEER                   Senior Vice President and          March 29, 2000
----------------------------------------------------    Chief Financial Officer
                   Kevin W. McAleer                     (Principal Financial
                                                        Officer)


                  /s/ LEO J. CYR                      President, Chief Operating         March 29, 2000
----------------------------------------------------    Officer, and Director
                      Leo J. Cyr


             /s/ IGNATIUS W. LEONARDS                 Vice Chairman of the Board and     March 29, 2000
----------------------------------------------------    Director
                 Ignatius W. Leonards


               /s/ TIMOTHY W. ROGERS                  Executive Vice President and       March 29, 2000
----------------------------------------------------    Director
                   Timothy W. Rogers


              /s/ MATTHEW M. KINGSLEY                 Corporate Controller               March 29, 2000
----------------------------------------------------    (Principal Accounting
                  Matthew M. Kingsley                   Officer)


                 /s/ MARK LANGDALE                    Director                           March 29, 2000
----------------------------------------------------
                    Mark Langdale


            /s/ CHRISTOPHER J. AMENSON                Director                           March 29, 2000
----------------------------------------------------
                Christopher J. Amenson


                /s/ JOHN R. HARRIS                    Director                           March 29, 2000
----------------------------------------------------
                    John R. Harris

                  CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                     PAGE
                                                                                                     ----
Independent Auditors' Report.....................................................................     F-2
Consolidated Balance Sheets as of December 31, 1998 and 1999.....................................     F-3
Consolidated Statements of Operations for the years ended December 31, 1997, 1998 and 1999.......     F-4
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the
   years ended December 31, 1997, 1998 and 1999..................................................     F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999.......     F-6
Notes to Consolidated Financial Statements.......................................................     F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
CapRock Communications Corp.:

     We have audited the accompanying consolidated balance sheets of CapRock Communications Corp. and subsidiaries, as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CapRock Communications Corp. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                                  KPMG LLP

Dallas, Texas
February 15, 2000

                  CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                     ASSETS

                                                                                 1998         1999
                                                                               ---------    ---------
Current  assets:
  Cash and cash equivalents                                                    $     294    $   5,692
  Marketable securities                                                           97,020      182,636
  Accounts receivable and unbilled services, less allowance for doubtful
    accounts of $710 and $5,208 at December 31, 1998 and 1999, respectively       19,936      116,380
  Income tax receivable                                                            1,405          411
  Costs and estimated earnings in excess of billings                               7,238          870
  Inventory                                                                        1,302        1,761
  Prepaid expenses and other                                                         707        2,775
  Deferred income taxes                                                            1,989        6,594
                                                                               ---------    ---------
         Total current assets                                                    129,891      317,119

Property, plant and equipment                                                     71,968      249,969
Accumulated depreciation                                                         (12,361)     (21,368)
                                                                               ---------    ---------
  Property, plant and equipment, net                                              59,607      228,601
Other assets                                                                       2,468        3,115
                                                                               ---------    ---------
         Total assets                                                          $ 191,966    $ 548,835
                                                                               =========    =========


                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                        $  26,851    $  88,725
  Billings in excess of costs and estimated earnings                                  --       11,541
  Unearned revenue                                                                   551          708
                                                                               ---------    ---------
         Total current liabilities                                                27,402      100,974

Senior notes, net of discount and unamortized debt issuance costs                145,187      347,502
Deferred income taxes                                                              3,315        4,329
                                                                               ---------    ---------
         Total liabilities                                                       175,904      452,805

Stockholders' equity:
  Preferred stock, $.01 par value; 20,000,000 shares authorized; none issued          --           --
  Common stock, $.01 par value; 200,000,000 shares authorized; issued and outstanding, 28,932,395 and 33,242,351 shares at December 31, 1998
    and 1999, respectively                                                           289          333
  Additional paid-in capital                                                      10,522       94,543
  Retained earnings                                                                5,608        2,067
  Accumulated other comprehensive income (loss)                                        9           (6)
  Unearned compensation                                                             (329)        (229)
  Treasury stock, at cost                                                            (37)        (678)
                                                                               ---------    ---------
         Total stockholders' equity                                               16,062       96,030
                                                                               ---------    ---------
         Total liabilities and stockholders' equity                            $ 191,966    $ 548,835
                                                                               =========    =========

          See accompanying notes to consolidated financial statements.

                  CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                1997         1998        1999
                                             ---------    ---------    ---------
Revenues:
  Carriers' carrier                          $  41,805    $  80,628    $ 141,175
  Integrated services                            8,640        9,516       21,870
  Systems services                              24,904       31,630       29,578
                                             ---------    ---------    ---------
         Total revenues                         75,349      121,774      192,623

Cost of services                                52,471       83,221      115,676
                                             ---------    ---------    ---------
         Gross profit                           22,878       38,553       76,947
Operating expenses:
  Selling, general and administrative           14,074       23,528       56,535
  Merger related expenses                           --        2,313           --
  Depreciation and amortization                  3,346        4,887        9,698
                                             ---------    ---------    ---------
         Total operating expenses               17,420       30,728       66,233
                                             ---------    ---------    ---------
Operating income                                 5,458        7,825       10,714
Interest expense                                (1,735)      (9,459)     (27,292)
Interest income                                    132        3,018        9,431
Other income                                       220          106        1,526
                                             ---------    ---------    ---------
         Income (loss) before income taxes       4,075        1,490       (5,621)
Income tax expense (benefit)                     1,513        1,267       (2,080)
                                             ---------    ---------    ---------
         Net income (loss)                   $   2,562    $     223    $  (3,541)
                                             =========    =========    =========


Earnings (loss) per common share:
  Basic                                      $    0.09    $    0.01    $   (0.11)
  Diluted                                    $    0.09    $    0.01    $   (0.11)
Weighted average shares outstanding:
  Basic                                         27,984       28,899       31,727
  Diluted                                       28,481       30,028       31,727

          See accompanying notes to consolidated financial statements.

                  CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                          (IN THOUSANDS, EXCEPT SHARES)


                                                   Common Stock                Treasury Stock           Additional
                                            --------------------------   --------------------------      Paid-in
                                              Shares         Amount         Shares        Amount         Capital
                                            -----------    -----------   -----------    -----------    -----------
Balance at December 31, 1996                 27,148,521    $       271            --    $        --    $     1,052
Issuance of common stock                         79,222              1                           --            777
Proceeds from initial public common
    stock offering, net of expenses           1,450,000             15            --             --          6,982
Deferred compensation from
    compensatory stock option grants                 --             --            --             --             --
Amortization of deferred compensation                --             --            --             --             --
Net income excluded from IWL
    Communications for the six months
    ended December 31, 1996 as a result
    of conforming fiscal year end                    --             --            --             --             --
Comprehensive income:
    Net income                                       --             --            --             --             --
                                            -----------    -----------   -----------    -----------    -----------
Balance at December 31, 1997                 28,677,743            287            --             --          8,811
Issuance of common shares under stock
    option plans and restricted stock
    awards, including tax benefits               52,641             --            --             --            135
Acquisition of treasury shares under
    stock option plans                               --             --        (5,255)           (37)            --
Issuance of stock relating to acquisition       207,266              2            --             --          1,576
Amortization of deferred compensation                --             --            --             --             --
Comprehensive income:
    Net income                                       --             --            --             --             --
    Currency translation adjustment                  --             --            --             --             --

Total comprehensive income
                                            -----------    -----------   -----------    -----------    -----------
Balance at December 31, 1998                 28,937,650            289        (5,255)           (37)        10,522
Issuance of common shares under stock
    option plans and restricted stock
    awards, including tax benefits              335,015              4            --             --          2,184
Acquisition of treasury shares under
    stock option plans                               --             --       (25,059)          (641)            --
Proceeds from public common stock
    offering, net of expenses                 4,000,000             40            --             --         81,837
Amortization of deferred compensation                               --            --             --             --
Comprehensive loss:
    Net loss                                         --             --            --             --             --
    Currency translation adjustment                  --             --            --             --             --

Total comprehensive loss
                                            -----------    -----------   -----------    -----------    -----------
Balance at December 31, 1999                 33,272,665    $       333       (30,314)   $      (678)   $    94,543
                                            ===========    ===========   ===========    ===========    ===========

                                                           Accumulated
                                                             Other                      Consolidated
                                             Retained     Comprehensive   Unearned      Stockholders'
                                             Earnings     Income (Loss)  Compensation      Equity
                                            -----------   -------------  ------------   -------------
Balance at December 31, 1996                $     2,563    $        --    $        --    $     3,886
Issuance of common stock                             --             --             --            778
Proceeds from initial public common
    stock offering, net of expenses                  --             --             --          6,997
Deferred compensation from
    compensatory stock option grants                 --             --           (417)          (417)
Amortization of deferred compensation                --             --             21             21
Net income excluded from IWL
    Communications for the six months
    ended December 31, 1996 as a result
    of conforming fiscal year end                   260             --             --            260
Comprehensive income:
    Net income                                    2,562             --             --          2,562
                                            -----------    -----------    -----------    -----------
Balance at December 31, 1997                      5,385             --           (396)        14,087
Issuance of common shares under stock
    option plans and restricted stock
    awards, including tax benefits                   --             --            (33)           102
Acquisition of treasury shares under
    stock option plans                               --             --             --            (37)
Issuance of stock relating to acquisition            --             --             --          1,578
Amortization of deferred compensation                --             --            100            100
Comprehensive income:
    Net income                                      223             --             --            223
    Currency translation adjustment                  --              9             --              9
                                                                                         -----------
Total comprehensive income                                                                       232
                                            -----------    -----------    -----------    -----------
Balance at December 31, 1998                      5,608              9           (329)        16,062
Issuance of common shares under stock
    option plans and restricted stock
    awards, including tax benefits                   --             --             --          2,188
Acquisition of treasury shares under
    stock option plans                               --             --             --           (641)
Proceeds from public common stock
    offering, net of expenses                        --             --             --         81,877
Amortization of deferred compensation                --             --            100            100
Comprehensive loss:
    Net loss                                     (3,541)            --             --         (3,541)
    Currency translation adjustment                  --            (15)            --            (15)
                                                                                         -----------
Total comprehensive loss                                                                      (3,556)
                                            -----------    -----------    -----------    -----------
Balance at December 31, 1999                $     2,067    $        (6)   $      (229)   $    96,030
                                            ===========    ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                  CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                                 (IN THOUSANDS)

                                                                             1997        1998         1999
                                                                          ---------    ---------    ---------
Cash flows from operating activities:
  Net income (loss)                                                       $   2,562    $     223    $  (3,541)
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                                           3,346        4,887        9,698
      Gain on sale of assets                                                   (105)         (51)         (13)
      Non-cash compensation expense                                              --           --          139
      Deferred income taxes                                                     384        1,206       (2,157)
      Equity in earnings of unconsolidated joint ventures                      (115)         (46)      (1,586)
      Amortization of discount and debt issuance costs, included in
        interest expense                                                         --          202        1,154
      Changes in operating assets and liabilities:
        Accounts receivable and unbilled services                            (6,495)      (4,793)     (96,444)
        Income tax receivable                                                   554       (1,995)         668
        Costs and estimated earnings in excess of billings                       83       (7,238)       6,368
        Inventory                                                             1,632         (279)        (459)
        Prepaid expenses and other                                           (1,119)         416         (702)
        Accounts payable and accrued liabilities                              3,385       14,593       61,875
        Billings in excess of costs and estimated earnings                       --           --       11,541
        Unearned revenue                                                         --           --          157
                                                                          ---------    ---------    ---------
          Net cash provided by (used in) operating activities                 4,112        7,125      (13,302)

Cash flows from investing activities:
  Purchases of property, plant and equipment                                (13,631)     (36,855)    (201,289)
  Purchase of marketable securities                                              --     (145,000)    (283,613)
  Proceeds from sale of marketable securities                                    --       47,980      197,997
  Proceeds from disposal of property, plant and equipment                       644          304       22,833
  Investment in unconsolidated subsidiary                                        --         (169)        (551)
  Purchase of ICEL                                                               --         (610)          --
                                                                          ---------    ---------    ---------
          Net cash used in investing activities                             (12,987)    (134,350)    (264,623)

Cash flows from financing activities:
  Principal payments on notes payable                                       (14,608)     (19,302)          --
  Proceeds from issuance of senior notes, net of debt issuance costs         20,554      144,985      201,161
  Proceeds from line of credit                                               40,743       44,717           --
  Principal payments on line of credit                                      (40,405)     (45,869)          --
  Loan fees paid under long-term note agreement                                (347)          --           --
  Net change in bank overdraft                                                 (957)          --           --
  Purchase of treasury stock                                                     --          (37)        (641)
  Proceeds from stock option exercises                                          350          102          941
  Proceeds from issuance of common stock, net of issuance costs               6,997           --       81,877
  Other                                                                        (213)        (606)          --
                                                                          ---------    ---------    ---------
          Net cash provided by financing activities                          12,114      123,990      283,338
Effect of exchange rate on cash and cash equivalents                             --            9          (15)
                                                                          ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents                          3,239       (3,226)       5,398
Cash and cash equivalents at beginning of year                                  281        3,520          294
                                                                          ---------    ---------    ---------
Cash and cash equivalents at end of year                                  $   3,520    $     294    $   5,692
                                                                          =========    =========    =========

Supplemental disclosure of cash flow information:
  Cash paid for interest including interest capitalized of $0, $183 and
    $6,724 in 1997, 1998 and 1999, respectively                           $   1,761    $   1,344    $  28,885
                                                                          =========    =========    =========
  Cash paid (refunds received) for income taxes, net                      $     801    $   1,862    $    (974)
                                                                          =========    =========    =========
Non-cash investing activity:
  Issuance of stock for ICEL acquisition                                  $      --    $   1,578    $      --
                                                                          =========    =========    =========
  Issuance of restricted stock                                            $      --    $      --    $     139
                                                                          =========    =========    =========

          See accompanying notes to consolidated financial statements.

                  CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1999


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Basis of Presentation and Nature of Business

     The consolidated financial statements include CapRock Communications Corp. ("CapRock" or the "Company") and its majority owned subsidiaries. The Company was formed on February 3, 1998, to serve as a holding company for the operations of CapRock Telecommunications Corp., a Texas corporation ("CapRock Telecommunications"), CapRock Fiber Network Ltd., a Texas limited partnership ("CapRock Fiber"), and IWL Communications, Incorporated, a Texas corporation, doing business as CapRock Services Corp. ("CapRock Services"), and its wholly owned subsidiaries upon the consummation of the business combination of those companies (the "Combination"). All significant inter-company transactions are eliminated in consolidation. The equity method is used to account for unconsolidated investments in companies in which the Company exercises significant influences over operating and financial policies, but does not have a controlling interest. On August 26, 1998, pursuant to the Agreement and Plan of Merger and Plan of Exchange dated February 16, 1998, as amended (the "Merger Agreement"), among the Company, CapRock Telecommunications, CapRock Fiber, CapRock Services and certain other parties, the Company completed the Combination (note 2).

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

     (d) Property, Plant and Equipment

     Property, plant and equipment are stated at cost and include certain costs, which are capitalized during the installation and expansion of the telecommunications network including interest costs, payroll, general and administrative costs related to the construction. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the remaining terms of the leases. Assets under construction are not depreciated until placed in service.

                  CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES

     In the process of building out its fiber network, the Company may enter into Indefeasible Right to Use contracts ("IRUs") for the sale of fiber usage rights and to provide the construction services for such fiber. The Company may install additional conduits for these segments included in the IRUs for its own use while performing the construction services. This additional conduit is capitalized proportionately with the number of conduits placed, and depreciation begins for these costs as the specific fiber segment is placed in service.

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

     SYSTEMS SERVICES:

     Systems services revenue includes revenues generated from the design, installation, leasing and sale of voice and data systems and products, primarily to companies in the oil and gas industry. The revenues associated with the leasing and sale of voice and data systems products are recorded as the services are provided. The revenue associated with the design and installation of voice and data systems products primarily relates to communication system contracts involving the engineering and integration of telecommunications systems and sales, service and maintenance of telecommunications equipment. These contracts are typically fixed price and such revenue is recognized based upon the percentage-of-completion method, primarily based upon contract costs incurred to date compared with total estimated contract costs. In 1997 systems services revenue included product resales to a single customer which were substantially complete in May 1997.

                  CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES

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

     (l) Fair Value of Financial Instruments

     The Company believes that the carrying amounts of its financial instruments included in current assets and current liabilities approximate the fair value of such items due to their short-term nature. As of December 31, 1999, the estimated fair value and the carrying amount of the Company's 12% Senior Notes due 2008 was $155.3 million and $145.7 million, respectively. As of December 31, 1999, the estimated fair value and the carrying amount of the Company's 11 1/2% Senior Notes due 2009 was $215.3 million and $201.8 million, respectively.

     (m) Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     (n) Earnings per Common Share

     In 1997, the Company adopted the Financial Accounting Standards Board Statement No. 128 ("SFAS No. 128"), "Earnings Per Share". All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to SFAS No. 128 requirements. (In thousands, except per share data).

                                                                     1997       1998       1999
                                                                   --------   --------   --------
Numerator:
   Net income (loss) .........................................     $  2,562   $    223   $ (3,541)
Denominator:
   Denominator for basic earnings (loss) per common share
     - weighted average shares outstanding ...................       27,984     28,899     31,727
Effect of dilutive securities:
   Warrants and employee stock options .......................          497      1,129         --
                                                                   --------   --------   --------
   Denominator for diluted earnings (loss) per common share
     - weighted average shares outstanding ...................       28,481     30,028     31,727
                                                                   ========   ========   ========
Basic and diluted earnings (loss) per common share ...........     $   0.09   $   0.01   $  (0.11)
                                                                   ========   ========   ========

     For the year ended December 31, 1999, the effect of the Company's potential common stock equivalents was omitted from the computation of diluted net loss per common share as their effect would be antidilutive.

     (o) Comprehensive Income

     On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net

                  CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES income and currency translation adjustments and is presented in the consolidated statements of stockholders' equity and comprehensive income (loss). The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior to 1998, the Company's comprehensive income only consisted of net income.

(2) BUSINESS COMBINATION

     On August 26, 1998, pursuant to the Plan of Agreement of Merger and Plan of Exchange dated February 16, 1998, as amended, the Company completed the mergers with CapRock Telecommunications, CapRock Fiber and CapRock Services. Accordingly, the Consolidated Balance Sheets as of December 31, 1998 and 1999 and the Consolidated Statements of Operations, Stockholders' Equity and Comprehensive Income and Cash Flows for each of the years in the three year period ended December 31, 1999 include CapRock Telecommunications, CapRock Fiber and CapRock Services as though these entities had always been a part of CapRock.

     All previously outstanding shares of CapRock Services common stock ceased to exist and each such share was converted into and became exchangeable for one share of CapRock common stock, and all previously outstanding shares of CapRock Telecommunications common stock ceased to exist, and each such share was converted into and became exchangeable for 1.789030878 shares of CapRock common stock and each one percent (1%) of the interests in CapRock Fiber issued and outstanding was exchanged for 63,194.54 shares of CapRock common stock. The Company issued 28,910,221 common shares in exchange for the outstanding common share of CapRock Telecommunications, CapRock Fiber and CapRock Services. Additionally, outstanding employee stock options of CapRock Services and CapRock Telecommunications were converted at the above exchange factors into options to purchase shares of CapRock common stock. The mergers and interest exchange constituted a tax-free reorganization and was accounted for as a pooling of interests.

     The transactions between CapRock, CapRock Services and CapRock Fiber have been eliminated for all respective periods presented. Certain reclassifications were made to CapRock Services financial statements to conform to CapRock's presentations.

(3) MARKETABLE SECURITIES

     Investments in marketable securities at December 31, 1998 and 1999 consisted of money market investments of $46,666,281 and $9,974,718, respectively and commercial paper securities of $50,353,508 and $172,661,433, respectively.

     At December 31, 1998 and 1999, the estimated fair value of the Company's commercial paper securities approximated cost, and the gross unrealized gains and losses were not significant.

                  CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES

(4) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is comprised of the following (amounts in thousands):

                                                   USEFUL LIVES    1998       1999
                                                   ------------  --------   --------
Land ...........................................        --       $    300   $  1,034
Buildings ......................................      20-30         1,189        910
Leasehold improvements .........................    Lease Term      1,191      6,312
Office equipment, furniture and other ..........       5-7          9,707     19,023
Telecommunications network .....................       5-20        21,148    107,065
Equipment for rent/lease .......................       7-10        16,659     15,811
Construction in progress .......................        --         21,774     99,814
                                                                 --------   --------
         Total property, plant and equipment....                   71,968    249,969
Less accumulated depreciation ..................                   12,361     21,368
                                                                 --------   --------
         Property, plant and equipment, net.....                 $ 59,607   $228,601
                                                                 ========   ========

     The Company capitalizes interest cost as a component of the cost of construction in progress. The following is a summary of interest costs incurred during 1998 and 1999 (in thousands):

                                             1998       1999
                                            -------   -------
Interest cost capitalized ...............   $   183   $ 6,724
Interest cost charged to income .........     9,459    27,292
                                            -------   -------
         Total interest costs incurred ...  $ 9,642   $34,016
                                            =======   =======

(5) COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS AND BILLINGS IN EXCESS OF COSTS AND EARNINGS

                                                 1998        1999
                                               --------    --------
                                                  (in thousands)
Costs incurred on uncompleted contracts ....   $  3,480    $ 13,288
Estimated earnings .........................      6,119       4,360
                                               --------    --------
                                                  9,599      17,648
Less: billings to date .....................      2,361      28,319
                                               --------    --------
                                               $  7,238    $(10,671)
                                               ========    ========

     Included in accompanying balance sheets under the following captions:

                                                                           1998        1999
                                                                         --------    --------
                                                                            (in thousands)
Costs and estimated earnings in excess of billings ...................   $  7,238    $    870
Billings in excess of costs and earnings on uncompleted contracts ....         --     (11,541)
                                                                         --------    --------
                                                                         $  7,238    $(10,671)
                                                                         ========    ========

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

                  CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES

     The investment was recorded using the equity method in which the original investment, adjusted for the Company's proportionate share of KSG's income, losses and dividend distributions, was recorded as a long-term investment. The Company's original investment in KSG was $200,000. An additional investment of $50,000 was made during the year ended December 31, 1997. The Company's proportionate share of KSG's earnings for the year ended December 31, 1997 was $115,107.

     The Company received a management fee of $76,995 from KSG for the year ended December 31, 1997. Billings by the Company to KSG for the year ended December 31, 1997 for insurance, supplies, equipment and management fees totaled approximately $174,500.

(7) LEASES

     The Company leases equipment, office space, communication services and land and buildings (used for transmission sites) under operating leases. Future minimum lease payments under these lease agreements for each of the next five years are summarized as follows (in thousands):

Year ending December 31,
  2000 ......................................   $ 4,809
  2001 ......................................     5,023
  2002 ......................................     4,481
  2003 ......................................     4,260
  2004 ......................................     3,928
  Thereafter ................................    10,829
                                                -------
           Total minimum lease payments .....   $33,330
                                                =======

     As operating leases expire, it is expected that they will be replaced with similar leases. Rent expense under operating leases totaled $1,419,812, $1,027,651 and $4,684,807 for each of the years ended December 31, 1997, 1998 and 1999, respectively.

     The Company also enters into right of way agreements in connection with building its fiber network. The annual expenditures relating to these agreements is immaterial.

(8) DEBT

     In July 1998, the Company issued $150 million aggregate principal amount of its 12% Senior Notes due 2008 (the "1998 Senior Notes"), which closed on July 16, 1998. Interest on the 1998 Senior Notes is payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 1999, at the rate of 12% per annum. The 1998 Senior Notes are presented net of unamortized debt issuance costs of $4,812,961 and $4,283,748 at December 31, 1998 and 1999, respectively. The amortization of debt issuance cost is recorded to interest expense and such amount was $202,159 and $529,213 in 1998 and 1999, respectively. The net proceeds from the offering were used to repay existing debt obligations. Such proceeds for debt payoffs totaled $26.8 million.

     In May 1999, the Company issued $210 million aggregate principal amount of its 11 1/2% Senior Notes due 2009 (the "1999 Senior Notes"), which closed on May 18, 1999. Interest on the 1999 Senior Notes is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on November 1, 1999, at the rate of 11 1/2% per annum. The 1999 Senior Notes are presented net of unamortized debt issuance costs of $5,390,541 and unaccreted discount of $2,823,862 at December 31, 1999. The amortization of debt issuance costs and discount accretion are recorded to interest expense and such amounts were $385,039 and $240,033, respectively, in 1999.

     The 1998 Senior Notes and 1999 Senior Notes contain certain covenants which provide for limitations on indebtedness, dividends, asset sales and certain other transactions and effectively prohibits the payment of cash dividends. The proceeds from the 1998 Senior Notes and 1999 Senior Notes will be used to fund

                  CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES capital expenditures for the construction of its fiber optic network, to expand its sales offices, for potential acquisitions and for general working capital purposes. The funds have been invested in high-grade liquid securities.

(9) RELATED PARTIES

     The Company currently leases private line services from affiliated companies. Total payments to these affiliated companies for services totaled $1,176,000 in 1998 and $1,810,000 in 1999. The Company believes that the prices charged for such services do not exceed prices charged by unrelated parties.

     The Company's billing and back office systems are being developed by RiverRock Systems, Ltd. ("RiverRock"), a limited partnership formed in July 1998. The Company owns a 49% interest in the limited partnership and David E. Thompson owns a 50% limited partnership interest. Thompson Technology, Inc. (which is owned by David Thompson, a brother of Jere W. Thompson, Jr. -- CEO of CapRock Communications Corp.) is the general partner and owns a 1% general partnership interest. The Company is committed to fund $700,000 for the development of the systems. The Company contributed a total of $169,166 and $550,904 in 1998 and 1999, respectively, as capital contributions to RiverRock. In 1999, the Company was billed by RiverRock $698,652 for software and programming services outside the scope of the original agreement, and this amount was an outstanding payable as of December 31, 1999. The Company recorded losses relating to its investment in RiverRock of $84,000 and $171,000 for the years ended December 31, 1998 and 1999, respectively. The investment balances of $85,166 and $465,070 as of December 31, 1998 and 1999, respectively, were included in other assets.

     At December 31, 1999 the Company had a note receivable from one of its officers. The note bears interest at the prime rate and requires annual principal and interest payments for its term of three years. However, if the officer is employed by the Company on a payment's due date the payment is forgiven.

(10) ALLOWANCE FOR DOUBTFUL ACCOUNTS

     The activity in the allowance for doubtful accounts for the years ended December 31, 1998 and 1999 is as follows (in thousands):

                                                                      1997     1998       1999
                                                                    -------   -------    -------
Allowance for doubtful accounts at beginning of year ............   $   399   $ 1,781    $   710
Additions charged to bad debt expense ...........................     1,382     1,650      6,010
Write-downs charged against the allowance, net of recoveries ....        --    (2,721)    (1,512)
                                                                    -------   -------    -------
         Allowance for doubtful accounts at end of year .........   $ 1,781   $   710    $ 5,208
                                                                    =======   =======    =======

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

                  CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES

     The following is a summary of expected revenue to be earned during the next five years by the Company on lease agreements executed on or before December 31, 1999 (in thousands).

Year ending December 31,
  2000 .................   $ 7,530
  2001 .................     5,891
  2002 .................     5,010
  2003 .................     4,533
  2004 .................     3,082
  Thereafter ...........     5,972
                           -------
           Total .......   $32,018
                           =======

(12) STOCKHOLDERS' EQUITY

Initial Public Offering

     The Company, through its wholly owned subsidiary -- CapRock Services, completed an initial public offering ("IPO") of common stock on June 12, 1997, issuing 1,450,000 shares at $6.00 per share. The proceeds, net of commissions and expenses, from this IPO totaled $6,996,505. In July 1997, the underwriters exercised an over allotment option and purchased an additional 62,496 shares resulting in net proceeds of $337,473.

Secondary Public Offering

     In May 1999, the Company completed a secondary public offering of common stock, issuing 4,000,000 shares at $22.00 per share. The proceeds, net of commissions and expenses, from this offering totaled $81,876,501.

Common Stock

     CapRock was incorporated as a Texas corporation on February 3, 1998, to serve as a holding company for the operations of CapRock Telecommunications, CapRock Fiber and CapRock Services after completion of their business combination (note 2) in conformance with the provisions of their Agreement and Plan of Merger dated February 16, 1998. The Company issued 28,910,221 common shares in exchange for the outstanding common shares and partnership interests of CapRock Telecommunications, CapRock Fiber and CapRock Services.

CapRock Telecommunications Employee Stock Option Plan

     In September 1997, CapRock Telecommunications adopted a stock option plan (the "CapRock Telecommunication Plan") pursuant to which the Company's Board of Directors may grant nonqualified options to employees. The CapRock Telecommunications Plan authorized grants of options to purchase up to 10% of the common shares outstanding. All CapRock Telecommunications stock options have a ten-year term and cannot be exercised prior to September 1, 1998. The options vest in 20% increments over a five-year period. All options expire August 31, 2007. Upon consummation of the merger, the outstanding stock options under this plan were converted at the exchange factor (note 2) into options to purchase shares of CapRock common stock.

     In 1997, CapRock Telecommunications granted 380,313 nonqualified stock options under the CapRock Telecommunications Plan with an exercise price of $1.00 per share. The Company recorded deferred compensation of $417,100 related to these stock option grants, which will be recognized over the vesting period. As of December 31, 1999, 71,923 of the options previously granted were forfeited and canceled, 86,212 options were exercised and 222,178 options were outstanding.

                  CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES

CapRock Services Incentive Stock Option Plan

     In 1996, CapRock Services adopted an Employee Incentive Stock Option Plan ("CapRock Services Incentive Plan"). The option price per share could not be less than the fair market value of a share on the date the option is granted. Options under such plan generally vest at the rate of 20% per year over a five year period; however; the Board at its discretion may accelerate the vesting schedule. All options granted under the CapRock Services Incentive Plan on or prior to the IPO date, June 12, 1997, vested in full on the offering date. CapRock Services granted 342,214 options under the plan. The stock options expire ten years from the date of grant. Upon consummation of the merger, the outstanding stock options under this plan were converted at a one to one ratio to purchase shares of CapRock common stock.

     As of December 31, 1999, 46,000 of the options previously granted were forfeited, 140,148 options were exercised and 156,066 options were outstanding. No additional options are available for grant under the CapRock Services Incentive Plan.

Warrants

     The Company issued to its investment bankers warrants to purchase up to 145,000 shares of common stock, at an exercise price equal to 120% of the IPO price. Upon consummation of the merger, the outstanding warrants were converted at a one to one ratio to purchase shares of CapRock common stock. All of the warrants were outstanding as of December 31, 1999.

     The warrants have certain demand and "piggy-back" registration rights that may require the Company to register for resale the shares of Common Stock issuable under the warrants. The warrants are exercisable for a period of four years, beginning June 12, 1998.

CapRock Equity Incentive Plan

     On August 26, 1998, in connection with the approval of the merger, the shareholders of the Company approved an equity incentive plan (the "CapRock Plan"). The CapRock Plan authorized the granting of awards, which would allow up to an aggregate of 5,000,000 share of common stock to be acquired by participants and provides that a maximum of 2,500,000 shares of common stock may be issued to any one participant. All prospective equity grants will be issued from the CapRock Plan. The awards under the Plan may take the form of stock options, stock appreciation rights, restricted stock awards, deferred stock, stock reload options, stock appreciation rights, restricted stock awards, deferred stock, stock related options and other stock based awards.

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

     As of December 31, 1999, the Company granted 4,030,190 options under this plan and these options vest over three to five years. As of December 31, 1999, 453,620 of the options granted were forfeited and canceled, 76,300 options granted were exercised and 3,500,270 of the options were outstanding.

                  CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES

Restricted Stock

     In October 1999, the Company granted one of its executive officers 100,000 shares of restricted stock. The restriction on these shares expires over 3 years.

Director Stock Option Plan

     On August 26, 1998, in connection with the approval of the merger, the shareholders of the Company approved the Director Stock Option Plan (the "CapRock Director Plan"). All options to be granted under the CapRock Director Plan will be non-qualified stock options. A total of 400,000 shares of common stock have been reserved for issuance under the CapRock Director Plan. Each option will expire ten years from the date of grant and the options vest over three years. Outstanding options will expire earlier if an optionee terminates service as a director before the end of the first ten-year term. As of December 31, 1999, the Company granted 34,000 options under this plan and all were outstanding as of December 31, 1999.

     The remaining options available for future grant as of December 31, 1999 are 1,423,430 options under the CapRock Plan and 366,000 under the CapRock Director Plan.

     A summary of options activity under the plans described above is as follows:

                                                     WEIGHTED-
                                         NUMBER      AVERAGE
                                      OF OPTIONS  EXERCISE PRICE
                                      ----------  --------------
Balance at December 31, 1996 ......      160,614      $ 3.62
   Options granted ................      552,499        2.25
   Options exercised ..............      (13,919)       3.56
   Options forfeited ..............       (8,275)        .56
                                      ----------      ------
Balance at December 31, 1997 ......      690,919        2.56
   Options granted ................    1,721,600        6.58
   Options exercised ..............      (53,726)       3.04
   Options forfeited ..............      (98,926)       4.80
                                      ----------      ------
Balance at December 31, 1998 ......    2,259,867        5.51
   Options granted ................    2,370,005       20.82
   Options exercised ..............     (235,015)       4.00
   Options forfeited ..............     (482,343)      11.72
                                      ----------      ------
Balance at December 31, 1999 ......    3,912,514      $14.11
                                      ==========      ======

     A summary of options outstanding as of December 31, 1999 is as follows:

                     Number of     Weighted-average          Number of
Range of Exercise     options    remaining contractual        options
      price         outstanding         life                exercisable
-----------------   -----------  ---------------------     -------------
$0.56 to $0.56         222,178          7.78                    44,678
$3.56 to $4.49          55,666          5.92                    55,666
$6.00 to $8.25       1,671,440          8.73                   306,634
$9.56 to $13.81         50,000          9.12                        --
$19.50 to $27.50     1,660,210          9.67                        --
$31.50 to $40.50       253,020          9.50                        --
                     ---------     ---------                 ---------
$0.56 to $40.50      3,912,514          9.09                   406,978
                     =========     =========                 =========

     The Company applied the intrinsic value method prescribed by APB Opinion No. 25 in accounting for its plans. SFAS No. 123 requires disclosure of the compensation cost for stock-based incentives granted based upon the fair value at grant date for awards. Applying SFAS No. 123 would result in pro forma net

                  CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES income (loss) and earnings (loss) per common share amounts as follows (in thousands, except per share data):

                                                                 1997          1998          1999
                                                              ---------     ---------     ---------
Net income (loss)...........................  As reported     $   2,562     $     223     $  (3,541)
                                              Pro forma       $   2,385     $    (762)       (6,010)
Basic earnings (loss) per common share......  As reported          0.09          0.01         (0.11)
                                              Pro forma            0.09         (0.03)        (0.19)
Diluted earnings (loss) per common share....  As reported          0.09          0.01         (0.11)
                                              Pro forma            0.08         (0.03)        (0.19)

     The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 5.8%; expected option live of 2.5 years; expected volatility of 55%, 52% and 52%, and no expected dividend yield, in 1997, 1998 and 1999, respectively.

(13) INCOME TAXES

                        YEAR ENDED DECEMBER 31, 1997
                   ---------------------------------------
                   U.S. FEDERAL   FOREIGN  STATE    TOTAL
                   ------------   -------  ------   ------
                              (in thousands)
Current              $  947       $  113   $   70   $1,130
Deferred                365           --       18      383
                     ------       ------   ------   ------
         Total       $1,312       $  113   $   88   $1,513
                     ======       ======   ======   ======

                                  YEAR ENDED DECEMBER 31, 1998
                      ------------------------------------------------
                      U.S. FEDERAL   FOREIGN       STATE        TOTAL
                      ------------   -------       ------       ------
                                       (in thousands)
Current                  $   --       $   --       $   62       $   62
Deferred                    897          134          174        1,205
                         ------       ------       ------       ------
         Total           $  897       $  134       $  236       $1,267
                         ======       ======       ======       ======


                                            YEAR ENDED DECEMBER 31, 1999
                                          --------------------------------
                                          U.S. FEDERAL   STATE      TOTAL
                                          ------------  -------    -------
                                                     (in thousands)
Current ..................................   $    --    $    77    $    77
Deferred .................................    (2,978)      (287)    (3,265)
                                             -------    -------    -------
         Total ...........................   $(2,978)   $  (210)    (3,188)
                                             =======    =======    =======
Tax equivalents related to non-qualified
   option exercises credited to additional
   paid-in capital .......................                           1,108
                                                                   -------
         Total provision (benefit) .......                         $(2,080)
                                                                   =======

     Foreign income taxes results from taxes relating to operations in the United Kingdom and from taxes withheld on sales related to Russian operations. Operating income (loss) from such operations for the years ended December 31, 1997, 1998 and 1999 were $555,000, $(441,000) and $(1,105,000) respectively.

                  CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES

     Income tax expense differs from the amount computed by applying the federal income tax rate of 34% to earnings before taxes, as follows (in thousands):

                                                                   1997       1998       1999
                                                                  -------    -------    -------
Income tax provision at 34% ...................................   $ 1,386    $   506    $(1,911)
Merger expenses not deductible for tax purposes ...............        --        612         --
Expenses not deductible for tax purposes ......................        33         29         63
State income tax expense, net of federal effect ...............        89        155       (139)
Effect of foreign operations, including foreign tax credits ...       (49)       (11)       (22)
Exclusion of CapRock Fiber income tax benefit .................        39         --         --
Other .........................................................        15        (24)       (71)
                                                                  -------    -------    -------
         Total ................................................   $ 1,513    $ 1,267    $(2,080)
                                                                  =======    =======    =======

     The tax effects of temporary differences and carryforwards, which result in a significant portion of the deferred tax assets and liabilities, are as follows (in thousands):

                                                         1998                        1999
                                                ----------------------      ----------------------
                                                ASSETS     LIABILITIES      ASSETS     LIABILITIES
                                                ------     -----------      ------     -----------
Effect on deferred taxes of carryforwards ...   $2,036        $   --        $4,412        $   --
Foreign tax credit ..........................      207            --           207            --
Allowance for doubtful accounts .............      245            --         1,927            --
Unearned compensation .......................       --            17            22            --
Deferred revenue ............................       --         1,906            --            --
Accrued vacation pay ........................       40            --            --            --
Property, plant and equipment ...............       --         1,962            --         4,359
Other .......................................       31            --            56            --
                                                ------        ------        ------        ------
         Total deferred taxes ...............   $2,559        $3,885        $6,624        $4,359
                                                ======        ======        ======        ======

     The deferred tax assets and liabilities are reflected in the financial statements in the following balance sheet accounts:

                                            1998     1999
                                           ------   ------
Current deferred tax assets ............   $1,989   $6,594
Non-current deferred tax liability .....    3,315    4,329

     A net operating loss of $11.5 million was available as of December 31, 1999 and will be available to offset future taxable income. The net operating loss carryforward will expire in years 2018 and 2019; however, management believes that this carryforward will be utilized prior to expiration. No valuation allowance for deferred taxes at December 31, 1998 and 1999 is considered necessary as management has determined that it is more likely than not that these assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considered the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

                  CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES

(14) COMMITMENTS

     The Company has entered into joint build agreements where it manages the project. As manager, the Company is committed to meeting various construction milestones during the term of the project. In the event that the completion dates for any of the milestones are not met by the Company, penalties are imposed on the Company. Such penalties incurred by the Company have been immaterial and the Company believes that future penalties would also be immaterial.

     At December 31, 1999 the Company had committed to make payments totaling $44.5 million relating to the purchase of IRUs.

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

(15) 401(K) PLANS

     The Company offers its qualified employees the opportunity to participate in one of its defined contribution retirement plans qualifying under the provisions of Section 401(k) of the Internal Revenue Code. Each employee may contribute on a tax deferred basis a portion of annual earnings not to exceed $10,000. The Company matches individual employee contributions up to a maximum level, which in no case exceeds 6%. The Company's matching contributions to the plan (after forfeitures) for the years ended December 31, 1997, 1998 and 1999 were $30,287, $81,086 and $233,319, respectively.

(16) ACQUISITION

     In January 1998, the Company completed the acquisition of Integrated Communications and Engineering, Ltd. ("ICEL"), a communications systems integrator and maintenance provider in Aberdeen, Scotland. The Company paid a total purchase price of approximately $2.2 million comprised of approximately $610,000 in cash and 207,266 shares of the Company's common stock. The acquisition was accounted for as a purchase business combination, and accordingly the purchase price was allocated to assets acquired and liabilities assumed. Approximately $1.6 million was recorded as goodwill and $300,000 was allocated to contracts as a result of the transaction.

     The following summarizes the unaudited consolidated data as though the acquisition of ICEL occurred as of the January 1, 1997 (in thousands):

                           HISTORICAL  PRO FORMA
                           ----------  ---------
Revenue .................   $75,349    $78,679
Net income ..............     2,562      2,681
Earnings per share ......      0.09       0.10

(17) SUBSEQUENT EVENTS

     In January 2000, CapRock and 360networks Inc. (formerly Worldwide Fiber) entered into a regional joint construction effort to jointly build approximately 1,300 miles of fiber network through Texas, New Mexico and Arizona. This will also allow CapRock to increase the speed to market of its voice and high-speed data services to cities along the route, including Tucson, Arizona; Santa Fe and Albuquerque, New

                  CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES

Mexico; and El Paso, Midland, San Angelo, and Temple, Texas. The co-build contract calls for CapRock to construct a Texas fiber route from El Paso through Temple to Austin, while 360networks Inc. is responsible for laying fiber west of El Paso through Tucson and into Phoenix. The projected budget for this development is in excess of $100 million. CapRock and 360networks Inc. will each own one conduit and will jointly own those remaining in the multi-conduit segment. Construction is scheduled to begin in the first quarter of 2000 with completion expected by year end.

(18) SEGMENT REPORTING AND CONCENTRATION OF CUSTOMERS

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which the Company has adopted in 1998. The Company identifies such segments based on management responsibility. The Company measures segment profit as operating income, which is defined as income before interest expense and income taxes. The revenue for the Carriers' Carrier, Integrated Services and Systems Services are discussed in note 1(e). The Corporate Division includes certain general and administrative functions and operating expenses. Merger related expenses of $2.3 million were included in corporate, which comprise the segment operating loss of $3.5 million in 1998. The general and administrative expenses were allocated to each of the respective divisions prior to 1998. Information regarding operating segments is as follows (in thousands):

                                                          YEAR ENDED DECEMBER 31, 1997
                                        ---------------------------------------------------------------
                                        CARRIERS'   INTEGRATED    SYSTEMS
                                        CARRIER      SERVICES     SERVICES     CORPORATE   CONSOLIDATED
                                        ---------   ----------    --------     ---------   ------------
Revenue from external customers ...     $ 41,805     $  8,640     $ 24,904     $     --     $ 75,349
Depreciation and amortization .....        1,468          128        1,750           --        3,346
Capitalized interest ..............           --           --           --           --           --
Operating income ..................        3,300          596        1,562           --        5,458
Total assets ......................       20,642        2,464       26,283           --       49,389

                                                          YEAR ENDED DECEMBER 31, 1998
                                        ---------------------------------------------------------------
                                        CARRIERS'   INTEGRATED    SYSTEMS
                                        CARRIER      SERVICES     SERVICES     CORPORATE   CONSOLIDATED
                                        ---------   ----------    --------     ---------   ------------
Revenue from external customers ...     $ 80,628     $  9,516     $ 31,630     $     --     $121,774
Depreciation and amortization .....        1,758          136        2,993           --        4,887
Capitalized interest ..............          183           --           --           --          183
Operating income (loss) ...........       11,006          402          (54)      (3,529)       7,825
Total assets ......................       59,220        2,827       30,223       99,696      191,966


                                                          YEAR ENDED DECEMBER 31, 1999
                                        ---------------------------------------------------------------
                                        CARRIERS'   INTEGRATED    SYSTEMS
                                        CARRIER      SERVICES     SERVICES     CORPORATE   CONSOLIDATED
                                        ---------   ----------    --------     ---------   ------------
Revenue from external customers ...     $141,175     $ 21,870     $ 29,578     $     --     $192,623
Depreciation and amortization .....        5,653          963        3,082           --        9,698
Capitalized interest ..............        6,724           --           --           --        6,724
Operating income (loss) ...........       24,769       (3,794)         824      (11,085)      10,714
Total assets ......................      235,514       90,377       25,390      197,554      548,835

                  CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES

     All significant transactions and agreements of the Company, with the exception of the operations of ICEL (Scotland) are generated in U.S. dollars. The pertinent data relating to foreign operations is as follows (in thousands):

                                                                  YEAR ENDED DECEMBER 31, 1997
                                        -----------------------------------------------------------------------
                                          U.S.           MEXICO         RUSSIA      INTERNATIONAL  CONSOLIDATED
                                        ----------     ----------     ----------    -------------   -----------
Revenue from external customers ...     $   57,706     $    6,495     $    1,905     $    9,243     $   75,349
Operating income ..................          3,463          1,216            555            224          5,458
Long-lived assets .................         27,341             --             --             --         27,341


                                                     YEAR ENDED DECEMBER 31, 1998
                                        ------------------------------------------------------
                                            U.S.      MEXICO     INTERNATIONAL   CONSOLIDATED
                                        ----------  ----------   -------------   -------------
Revenue from external customers......   $  79,185   $   16,611   $       25,978  $     121,774
Operating income (loss)..............       3,766        1,920            2,139          7,825
Long-lived assets....................      58,893           --            2,508         61,401


                                              YEAR ENDED DECEMBER 31, 1999
                                    ---------------------------------------------------
                                       U.S.       MEXICO    INTERNATIONAL  CONSOLIDATED
                                    --------     --------   -------------  ------------
Revenue from external customers ... $154,710     $ 11,993     $ 25,920     $192,623
Operating income (loss) ...........    8,040          600        2,074       10,714
Long-lived assets .................  227,323           --        2,948      230,271

     All revenue was derived from unaffiliated customers. For the year ended December 31, 1997, one customer provided $9,349,000 (or 12%) of the Company's revenue. For the year ended December 31, 1998, one customer provided $13,985,000 (or 11%) and another customer provided $12,344,000 (or 10%) of the Company's revenue. For the year ended December 31, 1999, one customer provided $28,968,000 (or 15%) and another customer provided $24,160,000 (or 13%) of the Company's revenue.

(19) QUARTERLY RESULTS - (UNAUDITED)

     The Company's unaudited quarterly results are as follows (in thousands, except per share data):

                                                                       FOR THE 1998 QUARTER ENDED,
                                                            ------------------------------------------------
                                                            MARCH 31     JUNE 30      SEPT. 30      DEC. 31
                                                            --------     --------     --------      --------
Revenue ...............................................     $ 24,412     $ 27,008     $ 35,284      $ 35,070
Gross profit ..........................................        8,183        9,202        9,309        11,859
Net income (loss) .....................................        1,358        1,515       (1,650)       (1,000)
Basic and diluted earnings (loss) per common share ....         0.05         0.05        (0.06)        (0.03)


                                                                       FOR THE 1999 QUARTER ENDED,
                                                            ------------------------------------------------
                                                            MARCH 31     JUNE 30      SEPT. 30      DEC. 31
                                                            --------     --------     --------      --------
Revenue ...............................................     $ 37,036     $ 37,560     $ 49,003      $ 69,024
Gross profit ..........................................       14,655       15,022       20,241        27,029
Net income (loss) .....................................       (1,705)      (1,901)          49            16
Basic and diluted earnings (loss) per common share ....        (0.06)       (0.06)        0.00          0.00

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                    DESCRIPTION
-------                  -----------
     2.1  Agreement and Plan of Merger and Plan of Exchange, dated as of
          February 16, 1998, by and among the Registrant, IWL Communications,
          Incorporated ("IWL"), IWL Acquisition Corp., CapRock Communications
          Corp. (n/k/a CapRock Telecommunications Corp. ("CapRock
          Telecommunications")),CapRock Acquisition Corp., and CapRock Fiber
          Network, Ltd. ("CapRock Fiber" and collectively, the "Parties"). The schedules to the Agreement and Plan of Merger and Plan of Exchange and
          the appendices thereto have been omitted. The Registrant will furnish supplementally to the Securities and Exchange Commission any of the
          schedules or appendices upon request. (Incorporated by reference to
          Exhibit 2.1 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-57365.)

     2.2 First Amendment to Agreement and Plan of Merger and Plan of Exchange, dated as of April 30, 1998, by and among the Parties. (Incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-57365.)

     2.3 Second Amendment to Agreement and Plan of Merger and Plan of Exchange, dated as of June 19, 1998, by and among the Parties. (Incorporated by reference to Exhibit 2.3 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-57365.)

     2.4 Third Amendment to Agreement and Plan of Merger and Plan of Exchange, dated as of July 8, 1998, by and among the Parties. (Incorporated by reference to Exhibit 2.4 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-57365.)

     3.1 Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4, as amended, SEC
          Registration No. 333-57365).

     3.2 Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4, as amended, SEC Registration No.
          333-64699).

     4.1  Specimen Certificate for the Common Stock of the Registrant
          (Incorporated by reference to Exhibit 4.3 to the Registration
          Statement on Form S-4, as amended, of the Registrant, File No.
          333-57365.)

     4.2  Indenture dated as of July 16, 1998, among the Registrant, CapRock
          Telecommunications, CapRock Fiber, IWL and PNC Bank, National
          Association, Trustee. (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-64699.)

     4.3  Registration Rights Agreement dated July 16, 1998, among the
          Registrant, CapRock Telecommunications, CapRock Fiber, and Merrill
          Lynch, Pierce, Fenner & Smith Incorporated, Donaldson, Lufkin &
          Jenrette Securities Corporation and BancOne Capital Markets, Inc.
          (Incorporated by reference to Exhibit 4.2 to the Registration
          Statement on Form S-4, as amended, of the Registrant, File No.
          333-64699.)

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

     4.7  Registration Rights Agreement dated May 18, 1999, among the
          Registrant, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Chase
          Securities Inc., Bear, Stearns & Co. Inc., Donaldson, Lufkin &
          Jenrette Securities Corporation and Goldman, Sachs & Co. (Incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-82557.)

     4.8  Indenture dated as of May 18, 1999, between the Registrant and Chase
          Manhattan Trust Company, National Association, Trustee. (Incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-82557.)

    10.1 CapRock Communications Corp. 1998 Equity Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form
          S-4, as amended, of the Registrant, File No. 333-57365.)

    10.2  CapRock Communications Corp. 1998 Director Stock Option Plan.
          (Incorporated by reference to Exhibit 10.2 to the Registration
          Statement on Form S-4, as amended, of the Registrant, File No.
          333-57365.)

    10.3  Employment Agreement between the Registrant and Ignatius W. Leonards.
          (Incorporated by reference to Exhibit 10.5 to the Registration
          Statement on Form S-4, as amended, of the Registrant, File No.
          333-57365.)

    10.4  Employment Agreement between the Registrant and Byron M. Allen.
          (Incorporated by reference to Exhibit 10.6 to the Registration
          Statement on Form S-4, as amended, of the Registrant, File No.
          333-57365.)

    10.5  Employment Agreement between the Registrant and Errol Olivier.
          (Incorporated by reference to Exhibit 10.7 to the Registration
          Statement on Form S-4, as amended, of the Registrant, File No.
          333-57365.)

    10.6  Employment Agreement between the Registrant and Richard H. Roberson.
          (Incorporated by reference to Exhibit 10.8 to the Registration
          Statement on Form S-4, as amended, of the Registrant, File No.
          333-57365.)

    10.7  Employment Agreement between the Registrant and Bryan Olivier.
          (Incorporated by reference to Exhibit 10.9 to the Registration
          Statement on Form S-4, as amended, of the Registrant, File No.
          333-57365.)

    10.8  Employment Agreement between the Registrant and Jere W. Thompson, Jr.
          (Incorporated by reference to Exhibit 10.10 to the Registration
          Statement on Form S-4, as amended, of the Registrant, File No.
          333-57365.)

    10.9  Employment Agreement between the Registrant and Scott L. Roberts.
          (Incorporated by reference to Exhibit 10.11 to the Registration
          Statement on Form S-4, as amended, of the Registrant, File No.
          333-57365.)

    10.10 Employment Agreement between the Registrant and Timothy W. Rogers.
          (Incorporated by reference to Exhibit 10.12 to the Registration
          Statement on Form S-4, as amended, of the Registrant, File No.
          333-57365.)

    10.11 Employment Agreement between the Registrant and Timothy M. Terrell.
          (Incorporated by reference to Exhibit 10.13 to the Registration
          Statement on Form S-4, as amended, of the Registrant, File No.
          333-57365.)

    10.12 Employment Agreement between the Registrant and Kevin W. McAleer.
          (Incorporated by reference to Exhibit 10.14 to the Registration
          Statement on Form S-4, as amended, of the Registrant, File No.
          333-57365.)

    10.13 Office Lease Agreement dated May 22, 1996, by and between Ellington
          Field, Ltd., a Texas limited partnership, and IWL. (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1, as amended, of IWL, File No. 333-22801.)

    10.14 Satellite Information Network Service Agreement dated May 1, 1994, by and between IWL and the Information Telegraphy Agency of Russia
          ITAR-TASS. (Incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1, as amended, of IWL, File No.
          333-22801.)#

    10.15 Reseller Agreement dated December 31, 1996, by and between Alcatel
          Network Systems, Inc. and IWL. (Incorporated by reference to Exhibit
          10.10 to the Registration Statement on Form S-1, as amended, of IWL, File No. 333-22801.)#

    10.16 Form of Service Agreement. (Incorporated by reference to Exhibit
          10.16 to the Registration Statement on Form S-1, as amended, of the Registrant, File No. 333-74735.)

    10.17 Lease Agreement dated November 18, 1996, by and between IWL and CLG,
          Inc. (Incorporated by reference to Exhibit 10.13 to the Registration
          Statement on Form S-1, as amended, of IWL, File No. 333-22801.)

    10.18 Promissory Note dated September 20, 1996 payable by IWL to First Bank and Trust, Cleveland, Texas. (Incorporated by reference to Exhibit
          10.15 to the Registration Statement on Form S-1, as amended, of IWL, File No. 333-22801.)

    10.19 Loan Agreement and Security Agreement dated December 20, 1995 between
          IWL and Marine Midland Business Loans, Inc. (Incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1, as amended, of IWL, File No. 333-22801.)

    10.20 Second Amendment to Loan and Security Agreement dated as of May 7,
          1997, between IWL and Marine Midland Business Loans, Inc.
          (Incorporated by reference to Exhibit 10.20 to the Registration
          Statement on Form S-1, as amended, of IWL, File No. 333-22801.)

    10.21 Letter Agreement dated February 28, 1997, by and between IWL and
          Marine Midland Bank as successor-in-interest to Marine Midland
          Business Loans, Inc. (Incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1, as amended, of IWL, File No.
          333-22801.)

    10.22 Credit Agreement, dated August 1, 1997, executed by and between IWL and Bank One, Texas, N.A. ("Bank One"). (Incorporated by reference to
          Exhibit 10.22 to the Form 10-K for the year ending June 30, 1997 of IWL, File No. 0-22293.)

    10.23 Promissory Note, dated August 1, 1997, in the principal amount of $822,000.00, executed by IWL, and made payable to Bank One.
          (Incorporated by reference to Exhibit 10.23 to the Form 10-K of IWL for the year ending June 30, 1997, File No. 0-22293.)

    10.24 Promissory Note, dated August 1, 1997, in the principal amount of $605,000.00, executed by IWL, and made payable to Bank One.
          (Incorporated by reference to Exhibit 10.24 to the Form 10-K of IWL for the year ending June 30, 1997, File No. 0-22293.)

    10.25 Collateral Assignment and Security Agreement, dated August 1, 1997, executed by IWL, as assignor, and Bank One, as assignee. (Incorporated by reference to Exhibit 10.25 to the Form 10-K of IWL for the year ending June 30, 1997, File No. 0-22293.)

    10.26 Revolving Credit Agreement, dated August 1, 1997, executed by and between IWL and Bank One. (Incorporated by reference to Exhibit 10.26 to the Form 10-K of IWL for the year ending June 30, 1997, File No.
          0-22293.)

    10.27 Promissory Note, dated August 1, 1997, in the principal amount of $5,000,000.00, executed by IWL, and made payable to Bank One.
          (Incorporated by reference to Exhibit 10.27 to the Form 10-K of IWL for the year ending June 30, 1997, File No. 0-22293.)

    10.28 Security Agreement, dated August 1, 1997, executed by IWL, as debtor, and Bank One, as secured party. (Incorporated by reference to Exhibit
          10.28 to the Form 10-K of IWL for the year ending June 30, 1997, File
          No. 0-22293.)

    10.29 Amended and Restated Credit Agreement, dated August 28, 1997, executed by and between IWL and Bank One. (Incorporated by reference to Exhibit 10.29 to the Form 10-K of IWL for the year ending June 30, 1997, File No. 0-22293.)

    10.30 Promissory Note, dated August 28, 1997, in the principal amount of $1,055,000.00, executed by IWL, and made payable to Bank One.
          (Incorporated by reference to Exhibit 10.30 to the Form 10-K of IWL for the year ending June 30, 1997, File No. 0-22293.)

    10.31 Telecommunications Equipment Lease Agreement dated as of June 1, 1997 between IWL and Diamond Offshore Company. (Incorporated by reference to Exhibit 10.4 to the Form 10-K of IWL for the year ending June 30, 1997, File No. 0-22293.)#

    10.32 Sublease dated November 22, 1994 by and between CapRock
          Telecommunications and Arkwright Mutual Insurance Company.
          (Incorporated by reference to Exhibit 10.35 to the Registration
          Statement on Form S-4, as amended, of the Registrant, File No.
          333-57365.)

    10.33 Loan and Security Agreement dated March 14, 1996 by and between
          CapRock Telecommunications and Bank One, as amended. (Incorporated by reference to Exhibit 10.36 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-57365.)

    10.34 Sixth Renewal Extension $2,500,000 Promissory Note dated December 31,
          1997 payable by CapRock Telecommunications to Bank One. (Incorporated by reference to Exhibit 10.37 to the Registration Statement on Form
          S-4, as amended, of the Registrant, File No. 333-57365.)

    10.35 Form of CapRock Communications Corp. Commercial Application.
          (Incorporated by reference to Exhibit 10.41 to the Registration
          Statement on Form S-4, as amended, of the Registrant, File No.
          333-57365.)

    10.36 Form of CapRock Communications Corp. Commercial Agent Application.
          (Incorporated by reference to Exhibit 10.42 to the Registration
          Statement on Form S-4, as amended, of the Registrant, File No.
          333-57365.)

    10.37 Unlimited Guaranty dated March 9, 1996 by Jere W. Thompson, Jr. for the benefit of Bank One. (Incorporated by reference to Exhibit 10.43 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-57365.)

    10.38 Loan Agreement dated July 1, 1996 by and between CapRock Fiber and
          Bank One. (Incorporated by reference to Exhibit 10.44 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-57365.)

    10.39 $10,000,000 Promissory Note dated July 1, 1996 by and between CapRock
          Fiber and Bank One. (Incorporated by reference to Exhibit 10.45 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-57365.)

    10.40 Guaranty dated July 1, 1996 by CapRock Systems, Inc. in favor of Bank
          One. (Incorporated by reference to Exhibit 10.46 to the Registration
          Statement on Form S-4, as amended, of the Registrant, File No.
          333-57365.)

    10.41 Guaranty dated July 1, 1996 by Mark Langdale in favor of Bank One.
          (Incorporated by reference to Exhibit 10.47 to the Registration
          Statement on Form S-4, as amended, of the Registrant, File No.
          333-57365.)

    10.42 Guaranty dated July 1, 1996 by Jere W. Thompson, Jr. in favor of Bank
          One. (Incorporated by reference to Exhibit 10.48 to the Registration
          Statement on Form S-4, as amended, of the Registrant, File No.
          333-57365.)

    10.43 Form of Note Purchase Agreement by and among the Registrant and various initial purchasers. (Incorporated by reference to Exhibit
          10.49 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-57365.)

    10.44 Form of Contribution Agreement by the General Partner of CapRock
          Fiber. (Incorporated by reference to Exhibit 10.50 to the Registration
          Statement on Form S-4, as amended, of the Registrant, File No.
          333-57365.)

    10.45 First Amendment to Loan Agreement dated July 1, 1996 by and between
          CapRock Fiber and Bank One. (Incorporated by reference to Exhibit
          10.51 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-57365.)

    10.46 Second Amendment to Loan Agreement dated April 29, 1998 by and between CapRock Fiber and Bank One. (Incorporated by reference to Exhibit 10.52 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-57365.)

    10.47 License Agreement dated June 16, 1998 by and between CapRock
          Telecommunications and RiverRock Systems, Ltd. (Incorporated by reference to Exhibit 10.53 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-57365.)

    10.48 Modification Agreement dated as of June 17, 1998 by and between IWL and Bank One. (Incorporated by reference to Exhibit 10.54 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-57365.)

    10.49 Promissory Note dated June 17, 1998 executed by IWL payable to the order of Bank One, in the principal amount of $4,000,000.00.
          (Incorporated by reference to Exhibit 10.55 to the Registration
          Statement on Form S-4, as amended, of the Registrant, File No.
          333-57365.)

    10.50 Eighth Amendment to Loan and Security Agreement dated as of June 18,
          1998 by and between CapRock Telecommunications and Bank One.
          (Incorporated by reference to Exhibit 10.56 to the Registration
          Statement on Form S-4, as amended, of the Registrant, File No.
          333-57365.)

    10.51 Renewal and Extension Promissory Note dated as June 18, 1998 executed by CapRock Telecommunications payable to the order of Bank One, in the principal amount of $7,000,000.00. (Incorporated by reference to Exhibit 10.57 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-57365.)

    10.52 Intercompany Promissory Note dated as of June 18, 1998 originally executed by CapRock Fiber payable to the order of CapRock
          Telecommunications in the principal amount of $2,500,000.00 and endorsed by CapRock Telecommunications in favor of Bank One.
          (Incorporated by reference to Exhibit 10.58 to the Registration
          Statement on Form S-4, as amended, of the Registrant, File No.
          333-57365.)

    10.53 Ninth Amendment to Loan and Security Agreement dated as July 9, 1998 by and between CapRock Telecommunications and Bank One. (Incorporated by reference to Exhibit 10.59 to the Registration Statement on Form
          S-4, as amended, of the Registrant, File No. 333-57365.)

    10.54 Third Amendment to Loan Agreement dated as of June 18, 1998 by and between CapRock Fiber and Bank One. (Incorporated by reference to Exhibit 10.60 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-57365.)

    10.55 Fourth Amendment to Loan Agreement dated as of July 9, 1998 by and between CapRock Fiber and Bank One. (Incorporated by reference to Exhibit 10.61 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-57365.)

    10.56 Form of Escrow Agreement. (Incorporated by reference to Exhibit 10.62 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-57365.)

    10.57 Form of Exchange Agent Agreement by and between the Registrant and PNC Bank, National Association. (Incorporated by reference to Exhibit
          10.57 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-64699.)

    10.58 Addison Circle One Office Lease Agreement between Champion Addison
          One Limited Partnership, a limited partnership, as Landlord and the Registrant, as Tenant. (Incorporated by reference to Exhibit 10.58 to the Registration Statement on Form S-1 of the Registrant, File No.
          333-74735.)

    10.59 Form of Carrier Agreement. (Incorporated by reference to Exhibit
          10.59 to the Registration Statement on Form S-1, as amended, of the Registrant, File No. 333-74735.)

    10.60 Amendment to Addison Circle One Office Lease Agreement. (Incorporated by reference to Exhibit 10.60 to the Registration Statement on Form
          S-1, as amended, of the Registrant, File No. 333-74735.)

    10.61 Note Purchase Agreement dated May 13, 1999 by and among the
          Registrant and various initial purchasers. (Incorporated by reference to Exhibit 10.61 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-82557.)

    10.62 Form of Exchange Agent Agreement by and between the Registrant and Chase Manhattan Trust Company, National Association, Trustee.
          (Incorporated by reference to Exhibit 10.62 to the Registration
          Statement on Form S-4, as amended, of the Registrant, File No.
          333-82557.)

    10.63 Form of Purchase Agreement. (Incorporated by reference to Exhibit 1.1 to the Registration Statement on Form S-4, as amended, of the Registrant, File No. 333-74735.)

   +10.64 Employment Agreement between the Registrant and Leo J. Cyr dated
          October 9, 1999.

    21.1  Subsidiaries of the Registrant. (Incorporated by reference to Exhibit
          21.1 to the Registration Statement on Form S-1, as amended, of the Registrant, File No. 333-74735.)

   +23.1  Consent of KPMG LLP.

   +27.1  Financial Data Schedule.


----------------------
     + Filed herewith.
     # Confidential treatment was granted.