Form 10-Q
period 2000-03-31
CAPROCK COMMUNICATIONS CORP
filed 2000-05-15
CIK 1063880

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2000
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File Number: 0-24581

Caprock Communications Corp.

(Exact name of registrant as specified in its charter)

Texas	75-2765572
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15601 Dallas Parkway, Suite 700

Dallas, Texas 75001
(Address of principal executive offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code:  (972) 982-9500

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No  [   ]

      The number of shares of the registrant’s Common Stock outstanding as of April 30, 2000 was 33,459,879.

CAPROCK COMMUNICATIONS CORP.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

PART I.

FINANCIAL INFORMATION

Item 1.  Financial Statements

CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	March 31,
	1999	2000

		(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$5,692	$5,126

Marketable securities	182,636	105,087

Accounts receivable and unbilled services, less allowance for doubtful accounts of $5,208 and $4,393 at December 31, 1999 and March 31, 2000, respectively	116,380	113,478

Income tax receivable	411	249

Costs and estimated earnings in excess of billings	870	4,496

Inventory	1,761	1,377

Prepaid expenses and other	2,775	2,467

Deferred income taxes	6,594	7,414

Total current assets	317,119	239,694

Property, plant and equipment	249,969	325,285

Accumulated depreciation	(21,368)	(25,400)

Property, plant and equipment, net	228,601	299,885

Other assets	3,115	3,499

Total assets	$548,835	$543,078

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$62,594	$60,613

Accrued expenses	26,131	22,438

Billings in excess of costs and earnings	11,541	8,751

Unearned revenue	708	1,419

Total current liabilities	100,974	93,221

Senior notes, net of unamortized debt issuance costs	347,502	347,860

Deferred income taxes	4,329	4,324

Total liabilities	452,805	445,405

Stockholders’ equity:

Preferred stock, $.01 par value; 20,000,000 shares authorized; none issued	—	—

Common stock, $.01 par value; 200,000,000 shares authorized; issued and outstanding, 33,242,351 and 33,442,541 shares at December 31, 1999 and March 31, 2000, respectively	333	335

Additional paid-in capital	94,543	95,965

Retained earnings	2,067	2,271

Accumulated other comprehensive loss	(6)	(11)

Unearned compensation	(229)	(209)

Treasury stock, at cost	(678)	(678)

Total stockholders’ equity	96,030	97,673

Total liabilities and stockholders’ equity	$548,835	$543,078

See accompanying notes to consolidated financial statements.

CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,

	1999	2000

Revenues:

Carriers’ carrier	$24,452	$55,111

Integrated services	4,504	9,680

Systems services	8,080	5,900

Total revenues	37,036	70,691

Cost of services	22,381	42,778

Gross profit	14,655	27,913

Operating expenses:

Selling, general and administrative	12,551	19,095

Depreciation and amortization	1,480	4,089

Total operating expenses	14,031	23,184

Operating income	624	4,729

Interest expense	(4,256)	(6,533)

Interest income	845	2,236

Other expenses	(19)	(42)

Income (loss) before income taxes	(2,806)	390

Income tax expense (benefit)	(1,101)	186

Net income (loss)	$(1,705)	$204

Earnings (loss) per common share:

Basic	$(0.06)	$0.01

Diluted	$(0.06)	$0.01

Weighted average shares outstanding:

Basic	28,943	33,336

Diluted	28,943	36,006

See accompanying notes to consolidated financial statements.

CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,

	1999	2000

Cash flows from operating activities:

Net income (loss)	$(1,705)	$204

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation and amortization	1,480	4,089

Deferred income taxes	(1,114)	(5)

Equity in earnings of unconsolidated joint ventures	46	—

Amortization of discount and debt issuance costs, included in interest expense	121	358

Changes in operating assets and liabilities:

Accounts receivable and unbilled services	(15,508)	2,902

Income taxes receivable	(616)	162

Costs and earnings in excess of billings	3,664	(3,626)

Inventory	28	385

Prepaid expenses and other	(488)	(108)

Accounts payable and accrued liabilities	4,414	(5,675)

Billings in excess of costs and estimated earnings	—	(2,790)

Unearned revenue	(12)	712

Net cash used in operating activities	(9,690)	(3,392)

Cash flows from investing activities:

Purchases of property, plant and equipment	(23,819)	(87,039)

Proceeds from sale of marketable securities	49,979	77,549

Proceeds from disposal of property, plant and equipment	3,136	11,718

Investment in unconsolidated subsidiary	(15,515)	—

Net cash provided by investing activities	13,781	2,228

Cash flows from financing activities:

Purchase of treasury stock	(16)	—

Proceeds from issuance of common stock	86	602

Net cash provided by financing activities	70	602

Effect of exchange rate on cash and cash equivalents	(8)	(4)

Net increase in cash and cash equivalents	4,153	(566)

Cash and cash equivalents at beginning of period	294	5,692

Cash and cash equivalents at end of period	$4,447	$5,126

Supplemental disclosure of cash flow information:

Cash paid for interest including interest capitalized of $361 and $4,442 for the three months ended March 31, 1999 and 2000, respectively	$8,950	$9,000

Non-cash investing activity:

Issuance of restricted stock	$—	$167

See accompanying notes to consolidated financial statements.

CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

(a) Basis of Presentation and Nature of Business

      The consolidated financial statements include CapRock Communications Corp. (“CapRock” or the “Company”) and its majority owned subsidiaries. The Company was formed on February 3, 1998, to serve as a holding company for the operations of CapRock Telecommunications Corp., a Texas corporation (“CapRock Telecommunications”), CapRock Fiber Network Ltd., a Texas limited partnership (“CapRock Fiber”), and IWL Communications, Incorporated, a Texas corporation, doing business as CapRock Services Corp. (“CapRock Services”), and its wholly owned subsidiaries upon the consummation of the business combination of those companies (the “Combination”). All significant inter-company transactions are eliminated in the consolidation. The equity method is used to account for unconsolidated investments in companies in which the Company exercises significant influences over operating and financial policies, but does not have a controlling interest.

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

      The accompanying unaudited consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes included in the Company’s 1999 Annual Report on Form 10-K, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000.

(2)  Public Offerings

      In May 1999, the Company completed a secondary public offering of common stock, issuing 4,000,000 shares at $22.00 per share. The proceeds, net of commissions and expenses, from this offering totaled $81.9 million.

      On March 21, 2000, the Company filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) to sell up to $900 million in debt securities, preferred stock and common stock, which was declared effective on April 11, 2000. On April 14, 2000 the Company filed two prospectus supplements with the SEC under this registration statement to sell 5,000,000 shares of common stock and 2,500,000 shares of convertible preferred stock. The Company currently expects to complete both of these offerings in the second or third quarter of 2000, however, no assurances can be made as to when or if the offerings will be completed.

(3)  Credit Facility

      We recently obtained a commitment letter from The Chase Manhattan Bank for a $100 million senior secured credit facility, which is subject to the satisfaction of various conditions. The final terms and conditions of the credit facility will depend on negotiation of definitive documentation, which we expect will contain customary restrictive covenants, including financial covenants.

CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)  Senior Note Offering

      In May 1999, the Company issued $210 million aggregate principal amount of its 11 1/2% Senior Notes due 2009 (the “1999 Senior Notes”), which closed on May 18, 1999. Interest on the 1999 Senior Notes is payable semi-annually in arrears on May 1 and November 1 of each year, commencing November 1, 1999, at the rate of 11 1/2% per year. The Company received net proceeds from the offering, after deducting the initial purchasers’ discount and expenses, of approximately $201.3 million. The 1999 Senior Notes are senior unsecured obligations and as such rank pari passu in right of payment with the Company’s existing senior notes issued in July 1998 (the “1998 Senior Notes”) and with all the Company’s future unsecured and unsubordinated indebtedness. The indenture governing the 1999 Senior Notes has restrictions similar to those which currently exist for the Company’s 1998 Senior Notes. The proceeds have been, and will be, used to fund capital expenditures for the construction of the fiber optic network, switching equipment and other capital expenditures and to expand the Company’s sales offices, for potential acquisitions and for general working capital purposes. Unutilized funds have been invested in short-term, high-grade investment securities classified as available for sale.

      In July 1999, the Company filed an exchange offer Registration Statement (“Exchange Offer Registration Statement”) with the SEC for the registration of $210 million of principal amount of its registered senior notes due May 1, 2009 (the “Exchange Notes”) to be offered in exchange for the 1999 Senior Notes (the “Exchange Offer”). All of the 1999 Senior Notes were exchanged for Exchange Notes pursuant to the Exchange Offer. The terms of the Exchange Notes are identical in all material respects to the 1999 Senior Notes except that the Exchange Notes have been registered under the Securities Act of 1933, as amended.

(5)  Earnings per share

      The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,

	1999	2000

Numerator:

Net income (loss)	$(1,705)	$204

Denominator:

Denominator for basic earnings (loss) per share-weighted average shares outstanding	28,943	33,336

Effect of dilutive securities:

Employee stock options and warrants	—	2,670

Denominator for diluted earnings (loss) per share-weighted average shares outstanding	$28,943	$36,006

Basic and diluted earnings (loss) per share	$(0.06)	$0.01

      For the three months ended March 31, 1999, the effect of the Company’s potential common stock equivalents was omitted from the computation of diluted net loss per common share as their effect would be antidilutive.

CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)  Segment Reporting

      The Company identifies segments based on management responsibility. The Company measures segment profit as operating income, which is defined as income before interest income and expense, other income and expenses and income taxes. The Carriers’ Carrier division includes all carrier revenues generated from the sale of domestic and international switched services, from the sale of T-1 and DS-3 broadband capacity and from the sale and lease of dark fiber through indefeasible rights of use agreements (“IRUs”). The Integrated Services segment includes all revenues generated from the sale of telecommunications products to business and residential customers. These products include local, long distance, Internet, data and private line services. The Systems Services segment includes revenues generated from the design, installation, leasing and sale of voice and data systems and products, primarily to companies in the oil and gas industry. The Corporate division includes certain general and administrative functions and operating expenses. Information regarding operating segments is as follows (in thousands):

	Three Months Ended March 31, 1999

	Carriers’	Integrated	Systems
	Carrier	Services	Services	Corporate	Consolidated

Revenues from external customers	$24,452	$4,504	$8,080	$—	$37,036

Depreciation and amortization	602	138	740	—	1,480

Capitalized interest	361	—	—	—	361

Operating income	4,452	(1,142)	344	(3,030)	624

Total assets	87,844	7,896	32,533	65,612	193,885

	Three Months Ended March 31, 2000

	Carriers’	Integrated	Systems
	Carrier	Services	Services	Corporate	Consolidated

Revenues from external customers	$55,111	$9,680	$5,900	$—	$70,691

Depreciation and amortization	2,590	712	787	—	4,089

Capitalized interest	4,442	—	—	—	4,442

Operating income	14,987	(6,673)	202	(3,787)	4,729

Total assets	276,879	35,204	29,474	201,521	543,078

      All revenue was derived from unaffiliated customers.

(7)  Fiber Build Agreements

      In February 1999, the Company completed a joint build agreement with Enron Broadband Services, Inc. (formerly Enron Communications, Inc.) for approximately 1,070 miles of fiber network in Texas. The joint build arrangement is complete, connecting Amarillo, Lubbock, Dallas, Fort Worth, Waco, Bryan, Austin, San Marcos, San Antonio and Houston, Texas. After the sales of IRUs and the division of fiber and conduits between us and Enron Broadband Services, Inc., the Company received 56 fibers and one spare conduit.

      In November 1999, the Company entered into a project with Pathnet to jointly build a 350-mile fiber network between Albuquerque, New Mexico and El Paso, Texas. We will each own one conduit and will jointly own the two remaining conduits. Construction began in the first quarter of 2000 with completion expected in 2001.

      In December 1999, the Company entered into a regional joint build construction effort with AT&T to jointly build approximately 1,450 miles of fiber network. The fiber ring passes through Dallas and Tyler, Texas; Shreveport and Monroe, Louisiana; Pine Bluff, Little Rock and Fort Smith, Arkansas; Muskogee, Oklahoma City, Norman and Lawton, Oklahoma; and Wichita Falls, Denton, and Fort Worth, Texas. We are installing a four conduit facility with AT&T, with each company owning one conduit and sharing the other two. In the past, we have jointly constructed segments with Teleport Communications Inc., a competitive local phone company, and with TCI Communications Inc., a cable television company, both of which are now owned by AT&T.

CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In January 2000, the Company entered into a regional joint build construction agreement with 360networks (formerly Worldwide Fiber) to jointly build approximately 1,300 miles of fiber network through Texas, New Mexico and Arizona. This will also allow us to increase the speed to market of our voice and high-speed data services to cities along the route, including Tucson, Arizona; Santa Fe and Albuquerque, New Mexico; and El Paso, Midland, San Angelo, and Temple, Texas. The co-build agreement calls for us to construct a Texas fiber route from El Paso through Temple to Austin, while 360networks is responsible for laying fiber west of El Paso through Tucson and into Phoenix. We will each own one conduit and will jointly own the two remaining conduits. Construction began in the first quarter of 2000 with completion expected in early 2001.

      These joint build agreements provide several benefits, including reduction of construction costs, accelerated acquisition of rights of way, the majority of which are substantially completed, and the freeing up of resources to focus attention on the construction of other portions of the network. Each city-pair segment of our fiber network is operational upon completion of construction. Should network construction be slowed or postponed, our existing network is still operational and our integrated services strategy can continue essentially unchanged.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with CapRock’s consolidated financial statements and notes thereto for the year ended December 31, 1999. The Company believes that all necessary adjustments (consisting of normal recurring adjustments) have been included in the amounts stated below to present fairly the following quarterly information. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results for interim periods are not necessarily indicative of results to be expected for the year. In this Form 10-Q, the “Company,” “CapRock,” “we,” “us” and “our” refer to CapRock and its subsidiaries, including CapRock Telecommunications, CapRock Fiber and CapRock Services, which are our three predecessor companies, as well as CapRock Network Services, L.P., CapRock Telecommunications Leasing Corp. and CapRock Design Services, L.P., unless the context otherwise requires.

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

      Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including risks related to, among other things, our evolving business model, our limited operating history, rapid growth, the need for additional capital, debt and interest payment obligations, restrictions in our senior note indentures, dependence on and retention of key personnel, successful completion of our networks, dependence on information systems, interconnection with incumbent local exchange carriers (“ILECs”), our inability to obtain sufficient collocations with ILECs, competition, supply and demand for data and communications services and profitability of such services, the quality and condition of the infrastructure of the ILECs (including, but not limited to, last mile connectivity), our ability to profitably market and sell our services and develop positive cash flow, government regulation and the uncertainty of deregulation, delays by the ILECs in connecting our customers, reliance on equipment suppliers and other carriers, regulation of access charges, rapid technological change, service interruptions, security risks, system failures and equipment failures, dependence on major carrier customers and joint build partners, building a fiber network (including obtaining the necessary rights of way, permits and regulatory approvals), potential liability as an Internet service provider and protection of our intellectual property.

      We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Because of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-Q might not occur.

Overview

      We are a leading facilities-based integrated communications service provider to small and medium-sized business and communications carrier customers in the Southwestern United States. We offer business customers an integrated bundle of communications products and services including local exchange, domestic and international long distance, enhanced voice, data, Internet and dedicated private line services. Additionally, we offer our communications-intensive business and carrier customers dark fiber, high bandwidth dedicated fiber infrastructure, terminating access for domestic and international long distance and ATM, frame relay and IP data transport services. We believe that our current and planned networks will provide our customer base the most comprehensive service alternative to the incumbent and other competitive communications service providers in our region.

      Our communications services are provided over our scalable fiber, voice and data networks which, upon completion, will connect nearly every primary, secondary and tertiary market in the six-state region of Texas, Louisiana, Arkansas, Oklahoma, New Mexico and Arizona. At March 31, 2000, our inter-city long-haul fiber network covered approximately 3,700 route miles, which we expect to expand to approximately 6,500 route miles by year-end 2000, assuming certain financial activities occur. See “— Liquidity and Capital Resources.”

      Building and expanding our network and infrastructure has required and will continue to require us to incur significant capital expenditures, primarily consisting of the costs to build our fiber network, deploy our voice and data switches and increase the number of our central office collocations. As of March 31, 2000, we had 51 central office collocations and intend to expand that number to 200 collocations by the end of 2000. We plan to equip approximately 100 of these collocations so that we can provide DSL services on a wholesale and retail basis. These collocations enable us to provide local exchange and other services on our own network infrastructure, which significantly lowers our cost of providing these services. Additionally, we had 15 data switches as of March 31, 2000, which we expect to expand to 17 data switches by the end of 2000.

      We have strategically entered into several joint build fiber arrangements, which will significantly reduce the construction costs of our networks. To date, we have entered into joint build fiber arrangements with Enron Broadband Services, Inc., AT&T, 360networks Inc. and Pathnet. The joint build fiber arrangements provide several benefits, including reduction of construction costs, accelerated acquisition of rights of way, and the freeing up of resources to focus attention on the construction of other portions of our network. To further reduce the cost of building our network, we intend to sell excess dark fiber and retain at least 24 fiber strands for our own use.

Results of Operations

      To measure our progress, we classify our revenue into three categories: carriers’ carrier, integrated services and systems services.

      Carriers’ Carrier. Carriers’ carrier revenue includes all carrier revenues generated from the sale of domestic and international long distance, from the sale of T-1 and DS-3 broadband capacity and from the sale and lease of dark fiber. The revenue generated from the international long distance represents minutes of traffic generated by U.S.-based long distance carriers terminating in foreign countries. These revenues are recognized when the services are provided. The cost of these services is based primarily on the direct costs associated with owned and leased transmission capacity and the cost of transmitting and terminating traffic on other carriers’ facilities. Commissions paid to sales representatives or independent sales agents to acquire customer call traffic are expensed in the period when associated call revenues are recognized.

      Dark fiber sales are generally referred to as IRUs (indefeasible right to use). These sales are non-recurring. Revenues are recognized immediately on IRUs sold from available fiber on completed network segments and on the percentage of completion basis on IRUs sold from network segments under construction. Payment is generally received at the time of sale, or shortly thereafter, for IRUs sold on completed network segments. Payment is generally received over contractual milestones for IRUs sold from network segments under construction. In both scenarios, payments are received within one year from the time of sale. Revenue attributed to IRUs was $11.1 million during the three months ended March 31, 1999 and $37.7 million during the three months ended March 31, 2000. Revenue attributed to IRUs beyond 2001 is anticipated to decline as we deplete our dark fiber available for sale. We expect revenues from our new service offerings to offset this decline in our IRU revenues.

      Recent accounting pronouncements have affected the recognition of revenue associated with IRUs entered into after June 30, 1999. See “— New Accounting Pronouncements.” Accordingly, revenue from the sale of IRUs that convey title to the purchaser will be recognized as a sale either on a percentage-of-completion basis or in its entirety if the fiber build has been completed. Revenue from IRU sales that do not convey title to the purchaser will be recognized over the life of the IRU. All of our IRU sales since July 1, 1999 have conveyed title to the purchaser and, accordingly, revenue from such sales has been recognized on a percentage-of completion basis or in its entirety.

      Revenues generated from dark fiber and capacity leases are generally recognized in monthly installments over the lease term, which is generally a lease term of less than ten years.

      Integrated Services. Integrated services revenue includes all revenues generated from the sale of communications services primarily to small and medium-sized business customers. These services include local exchange, domestic and international long distance, enhanced voice, data, Internet and dedicated private line services, and soon, DSL services. We record revenues and the related cost of services at the time of customer usage.

      Our local services include revenues from local switched and enhanced services, such as caller ID and call waiting. We began offering local exchange services to our customers in 1998. We have been successful in selling our integrated services to customers and have sold 85,500 local access lines as of March 31, 2000 of which 57,040 were installed lines. The remaining 28,460 local access lines were in various stages of customer provisioning at March 31, 2000. We are currently introducing initiatives to reduce the provisioning cycle time and our backlog of lines. These initiatives include, among other things, electronic bonding with the ILEC, which allows our systems to communicate with those of the ILEC on an automated basis.

      Our long distance revenue consists of both switched access and dedicated access. Switched access services include “one plus long distance,” whereby a customer has selected CapRock as their long distance provider, toll free 800/888/877 service and calling cards. These services are offered for both domestic and international calling. Dedicated access service is generally for larger users with sufficient traffic volume to warrant the use of dedicated private lines that directly connect the end user to our switch.

      Revenues from integrated services are the foundation for our future growth and will expand as we increase our customer base and our product offerings to small and medium-sized business customers. Our primary competitors are the ILECs. The table below provides key operational data relating to our integrated services offering:

	March 31,

	1999	2000

Markets served	7	10

Business customers served	5,055	16,808

Sales force employees	118	230

Voice switches	6	12

ATM and frame switches	—	15

Collocations completed	13	51

Lines sold	11,403	85,500

Lines installed	9,085	57,040

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

      The following table represents the various sources of revenues (in thousands):

	Three Months Ended March 31,

	1999	2000

Revenues:

Carrier’s carrier	$24,452	$55,111

Integrated services	4,504	9,680

Systems services	8,080	5,900

Total revenues	$37,036	$70,691

      The following table sets forth for the periods indicated CapRock’s statement of operations as a percentage of its operating revenues:

	Three Months
	Ended March 31,

	1999	2000

Revenues	100%	100%

Cost of services	60%	60%

Gross margin	40%	40%

Operating expenses:

Selling, general and administrative	34%	28%

Depreciation and amortization	4%	6%

Total operating expenses	38%	34%

Operating income	2%	6%

Interest expense	(12)%	(9)%

Interest income	2%	3%

Other expenses	—%	—%

Income (loss) before income taxes	(8)%	—%

Income tax expense (benefit)	(3)%	—%

Net income (loss)	(5)%	—%

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 2000

      Revenues. Total revenues increased $33.7 million, or 91%, from $37.0 million during the three months ended March 31, 1999 to $70.7 million during the three months ended March 31, 2000. This increase was attributable to increases of 125% in carriers’ carrier, 116% in integrated services and offset by a decrease of 27% in systems services revenue.

      Carriers’ carrier revenue increased $30.6 million from $24.5 million during the three months ended March 31, 1999 to $55.1 million during the three months ended March 31, 2000. The 125% increase resulted primarily from the sale of IRUs and dark fiber leases. Minutes of use associated with our carrier business increased from approximately 217.8 million minutes during the three months ended March 31, 1999 to 263.3 million during the three months ended March 31, 2000. The average revenue per carrier minute was approximately $0.08 per minute during the three months ended March 31, 1999 and $0.06 per minute during the three months ended March 31, 2000. The decrease in the revenue per minute is attributable to a decrease in domestic and international rates. We anticipate that long distance competitive pressures will continue to drive down prices, but the price decline will be partially offset by increased volumes. Fiber related revenues, attributed to IRUs, increased $26.6 million from $11.1 million during the three months ended March 31, 1999 to $37.7 million during the three months ended March 31, 2000. We anticipate revenue relating to IRUs to continue at comparable levels through 2000 and decline in subsequent years. However, period-to-period fluctuations can be expected as this type of revenue is affected by the negotiation and terms of these contracts and the build out of our network. We derived approximately $5.6 million and $9.7 million or 15% and 14% of our revenue from traffic terminated to international countries during the three months ended March 31, 1999 and 2000, respectively.

Revenue per minute for a majority of the international countries, particularly Mexico, continues to decrease as a result of deregulation in the countries and increased competition.

      Integrated services revenue increased $5.2 million from $4.5 million during the three months ended March 31, 1999 to $9.7 million during the three months ended March 31, 2000. The 116% increase was attributable to growth in the number of business customers both from increased penetration in our existing markets and from the deployment of our network into new markets. Access lines sold increased from 11,403 at March 31, 1999 to 85,500 at the end of March 31, 2000. Installed access lines increased from 9,085 at March 31, 1999 to 57,040 at March 31, 2000. Our direct sales force increased from 118 at March 31, 1999 to 230 at March 31, 2000. We now have sales offices in Dallas, Fort Worth, Houston, San Antonio, Austin, Corpus Christi and Victoria, Texas, Lafayette and New Orleans, Louisiana and Phoenix, Arizona. We anticipate increased revenue from integrated services as our networks are further deployed in new markets and as our sales force for this revenue segment continues to grow.

      Systems services revenue decreased $2.2 million from $8.1 million during the three months ended March 31, 1999 to $5.9 million during the three months ended March 31, 2000. The 27% decrease was attributable to a reduction in the leasing and sale of voice and data systems and fewer projects involving the engineering and integration of telecommunications systems and sales, service and maintenance of telecommunications equipment. We anticipate systems services revenue in 2000 will remain at comparable levels.

      Cost of Services. Cost of services increased $20.4 million, or 91%, from $22.4 million during the three months ended March 31, 1999 to $42.8 million during the three months ended March 31, 2000. The increase in cost of services was primarily attributable to the continued growth in revenue. Gross margins were 40% for the three month periods ended March 31, 1999 and 2000. Gross margins on minutes of use associated with our carrier customers have decreased from the three months ended March 31, 1999 to the three months ended March 31, 2000 as a result of competitive pressures. This decrease was offset by a higher volume of IRU sales during the three months ended March 31, 2000 compared to the three months ended March 31, 1999, which carry a higher gross margin.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) include salaries, benefits, occupancy costs, commissions, sales and marketing expenses and administrative expenses. SG&A increased $6.5 million, or 52%, from $12.6 million during the three months ended March 31, 1999 to $19.1 million during the three months ended March 31, 2000. The increase resulted primarily from the additional personnel required to support our growth, advertising to increase name recognition and brand awareness and additional sales commission payments.

      Depreciation and Amortization Expense. Depreciation and amortization expense increased $2.6 million, or 173%, from $1.5 million during the three months ended March 31, 1999 to $4.1 million during the three months ended March 31, 2000. This increase resulted primarily from additional fiber segments placed in service and purchases of additional equipment and other fixed assets to accommodate our growth. We expect that depreciation and amortization expense will continue to increase in subsequent periods as we continue to expand our facilities and place additional fiber segments in service.

      Interest Expense. Interest expense increased $2.2 million from $4.3 million during the three months ended March 31, 1999 to $6.5 million during the three months ended March 31, 2000. The increase resulted from interest expense related to our 1999 Senior Notes. See “— Liquidity and Capital Resources.”

      Interest Income. Interest income increased $1.4 million from $845,000 during the three months ended March 31, 1999 to $2.2 million during the three months ended March 31, 2000. The increase was attributable to the interest and investment accretion associated with the marketable securities purchased with the proceeds from our 1999 Senior Notes.

      Income Tax Expense (Benefit). During the three months ended March 31, 1999, we incurred income tax benefit of $1.1 million compared to an income tax expense of $186,000 during the three months ended March 31, 2000. The expense or benefit resulted from the income or loss for the respective periods.

      Net Income (Loss). Net income increased $1.9 million from a net loss of $1.7 million during the three months ended March 31, 1999 to net income of $204,000 during the three months ended March 31, 2000 as a result of the factors discussed above.

Liquidity and Capital Resources

      We had cash, cash equivalents and marketable securities of $188.3 million at December 31, 1999, as compared with $110.2 million at March 31, 2000. The decrease was attributable to the utilization of cash, cash equivalents and marketable securities for the build out of our fiber network and increase in corporate overhead to support our growth.

      CapRock’s cash flow used in operating activities for the three months ended March 31, 1999 was $9.7 million as compared to $3.4 million used in operating activities during the three months ended March 31, 2000. The change was primarily attributable to an increase in accounts receivable and unbilled services, and the timing of certain capital expenditure payments to vendors relating to our fiber optic network build out. IRU transactions for network segments under construction typically have longer payment terms than other accounts receivable activity due to contractual milestones that must be met before payments are made.

      Cash provided by investing activities during the three months ended March 31, 1999 was $13.8 million as compared to cash provided by investing activities during the three months ended March 31, 2000 of $2.2 million. Capital resources used for the purchase of property, plant and equipment increased $63.2 million from $23.8 million during the three months ended March 31, 1999 to $87.0 million during the three months ended March 31, 2000. This increase primarily related to the purchase of telecommunications equipment and costs incurred with the build out of our fiber optic network. Cash received from the sale of marketable securities was $50.0 million during the three months ended March 31, 1999 as compared to $77.5 million during the three months ended March 31, 2000.

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

      In May 1999, we issued $210 million aggregate principal amount of our 1999 Senior Notes. Interest on the 1999 Senior Notes is payable semi-annually in arrears on May 1 and November 1 of each year, which commenced November 1, 1999, at the rate of 11 1/2% per year. We received net proceeds from that offering, after deducting the initial purchasers’ discount and estimated expenses, of approximately $201.2 million.

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

      On March 21, 2000, the Company filed a shelf registration statement with the SEC to sell up to $900 million in debt securities, preferred stock and common stock, which was declared effective on April 11, 2000. On April 14, 2000 the Company filed two prospectus supplements with the SEC under this registration statement to sell 5,000,000 shares of common stock and 2,500,000 shares of convertible preferred stock. The Company currently expects to complete both of these offerings in the second or third quarter of 2000, however, no assurances can be made as to when or if the offerings will be completed.

      We recently obtained a commitment letter from The Chase Manhattan Bank for a $100 million senior secured credit facility, which is subject to the satisfaction of various conditions. The final terms and conditions of the credit facility will depend on negotiation of definitive documentation, which we expect will contain customary restrictive covenants, including financial covenants.

      We expect to require significant financing for future capital expenditure and working capital requirements. Capital will be required to, among other things, (1) fund the construction and operation of our fiber network, including the portion to be constructed through joint build arrangements with AT&T, Pathnet, 360networks Inc. and Enron Broadband Services, to approximately 6,500 route miles throughout the Southwest region by the end of 2000 and to approximately 7,500 route miles by the end of 2001, (2) fund the purchase and installation of voice and data switches, (3) fund the installation of equipment associated with DSL services and the build out of collocation facilities, (4) fund the further development of our operations support systems and information technology equipment, and (5) open an additional seven sales offices in 2000 and add sales support and customer service personnel in markets throughout Texas, Louisiana, Oklahoma, Arkansas, New Mexico and Arizona. We currently estimate that our aggregate capital requirements will total approximately $485 million for 2000 and approximately $285 million for 2001. We believe our cash, cash equivalents and marketable securities, and cash flow from operations, together with the expected net proceeds from our anticipated common and convertible preferred stock offerings and the $100 million credit facility, will be sufficient to fund our capital requirements through at least the next 12 months. However, we cannot assure you that we will complete our anticipated offerings or enter into the proposed credit facility. In addition, we will require additional sources of capital to fund our capital expenditure requirements for 2001. We cannot assure you that the additional sources of capital will be available, that the anticipated sources of working capital will continue to be available, that we have anticipated all future costs, or that our expected financial resources will be sufficient to cover future expenditures. If we are unable to obtain additional sources of capital, we may have to curtail our level of expenditures and our rate of expansion.

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

New Accounting Pronouncements

      In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity” (“SFAS 133”) which requires that all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. In June 1999, FASB delayed the effectiveness of SFAS 133 to fiscal years beginning after June 15, 2000. The adoption of SFAS 133 will not have an impact on our financial position, results of operations and cash flow.

      In December 1999, the SEC staff issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 summarizes certain of the staff’s views in applying General Accepted Accounting Principles to revenue recognition and accounting for deferred costs in the financial statements. Based on our current revenue recognition policies, SAB 101 is not expected to materially impact our financial position, results of operations and cash flow.

Contingencies

      We are party to ordinary litigation incidental to our business. No currently pending litigation is expected to have a material adverse effect on our business, financial condition, results of operations and cash flow.

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk

      CapRock is exposed to market risk from changes in marketable securities (which consist of money market and commercial paper). At March 31, 2000, marketable securities of CapRock were recorded at a fair value of approximately $105 million, with an overall weighted average return of approximately 5% and an overall weighted average life of less than 1 year. The marketable securities held by CapRock have exposure to price risk, which is estimated as the potential loss in fair value due to a hypothetical change of 50 basis points (10% of CapRock’s overall average return on marketable securities) in quoted market prices. This hypothetical change would have an immaterial effect on the recorded value of the marketable securities.

      CapRock is not exposed to material future earnings or cash flow fluctuations from changes in interest rates on long-term debt since 100% of its long-term debt is at a fixed rate as of March 31, 2000. The fair value of CapRock’s long-term debt at March 31, 2000 was estimated to be $339 million based on the overall rate of the long-term debt of 11.71% and an overall maturity of 9 years compared to terms and rates currently available in long-term financing markets. Market risk is estimated as the potential decrease in fair value of CapRock’s long-term debt resulting from a hypothetical increase of 117 basis points in interest rates (ten percent of CapRock’s overall borrowing rate). Such an increase in interest rates would result in approximately a $8 million decrease in fair value of CapRock’s long-term debt. To date, CapRock has not entered into any derivative financial instruments to manage interest rate risk and is currently not evaluating the future use of any such financial instruments.

      CapRock does not currently have any material exposure to foreign currency transaction gains or losses. Substantially all business transactions are in U.S. dollars. To date, CapRock has not entered into any derivative financial instrument to manage foreign currency risk and is currently not evaluating the future use of any such financial instruments.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

      Information pertaining to this item is incorporated herein from Part I. Financial Information (Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contingencies).

Item 6.	Exhibits and Reports on Form 8-K

      (a)  Exhibits

Exhibit
No.	Description

3.1	— Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4, as amended, SEC Registration No. 333-57365 (the “Merger Form S-4”)).
3.2	— Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4, as amended, SEC Registration No. 333-64699 (the “1998 Exchange Offer Form S-4”)).
+10.1	— First Amendment to the Company’s 1998 Equity Incentive Plan.
+27.1	— Financial Data Schedule.

+  Filed herewith.

      (b)  Reports on Form 8-K

None.

CAPROCK COMMUNICATIONS CORP.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPROCK COMMUNICATIONS CORP.

By:	/s/ MATTHEW M. KINGSLEY

Matthew M. Kingsley
Corporate Controller
(Principal Accounting Officer)

Date: May 11, 2000

INDEX TO EXHIBITS

Exhibit
No.	Description

3.1	— Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4, as amended, SEC Registration No. 333-57365 (the “Merger Form S-4”)).
3.2	— Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4, as amended, SEC Registration No. 333-64699 (the “1998 Exchange Offer Form S-4”)).
+10.1	— First Amendment to the Company’s 1998 Equity Incentive Plan.
+27.1	— Financial Data Schedule.

+  Filed herewith.