Form 10-Q
period 2000-06-30
CAPROCK COMMUNICATIONS CORP
filed 2000-08-14
CIK 1063880

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         The number of shares of the registrant's Common Stock outstanding as of July 31, 2000 was 38,657,684.

                          CAPROCK COMMUNICATIONS CORP.
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                      INDEX


                                                                                                       Page
                                                                                                      Number
                                                                                                      ------

PART 1.         FINANCIAL INFORMATION................................................................     1

      Item 1.   Financial Statements.................................................................     1

                Consolidated Balance Sheets at June 30, 2000 (unaudited) and December 31, 1999.......     1

                Consolidated Statements of Operations (unaudited) for the Three Months and Six
                Months Ended June 30, 2000 and 1999..................................................     2

                Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended
                June 30, 2000 and 1999...............................................................     3

                Notes to Consolidated Financial Statements...........................................     4

      Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
                Operations...........................................................................     8

      Item 3.   Quantitative and Qualitative Disclosures About Market Risk...........................    16


PART II.        OTHER INFORMATION....................................................................    18

      Item 1.   Legal Proceedings....................................................................    18

      Item 4.   Submission of Matters to a Vote of Security Holders .................................    18

      Item 6.   Exhibits and Reports on Form 8-K.....................................................    18

                SIGNATURE PAGE.......................................................................    19

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   JUNE 30,        DECEMBER 31,
                                                                                     2000              1999
                                                                                 ------------      ------------
                                   ASSETS                                         (Unaudited)
Current  assets:
  Cash and cash equivalents                                                      $      3,680      $      5,692
  Marketable securities                                                               139,134           182,636
  Accounts receivable and unbilled services, less allowance for doubtful accounts of $5,034 and $5,208 at June 30, 2000 and December 31,
    1999, respectively                                                                 75,287           116,380
  Income tax receivable                                                                    34               411
  Costs and estimated earnings in excess of billings                                   10,785               870
  Inventory                                                                               771             1,761
  Prepaid expenses and other                                                            2,241             2,775
  Deferred income taxes                                                                17,344             6,594
                                                                                 ------------      ------------
         Total current assets                                                         249,276           317,119

Property, plant and equipment                                                         452,934           249,969
Accumulated depreciation                                                              (29,895)          (21,368)
                                                                                 ------------      ------------
        Property, plant and equipment, net                                            423,039           228,601
Other assets                                                                            3,859             3,115
                                                                                 ------------      ------------
         Total assets                                                            $    676,174      $    548,835
                                                                                 ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                               $     97,025      $     62,594
  Accrued expenses                                                                     22,242            26,131
  Billings in excess of costs and earnings                                             12,522            11,541
  Bank overdraft                                                                       11,279                --
  Unearned revenue                                                                      1,896               708
                                                                                 ------------      ------------
         Total current liabilities                                                    144,964           100,974

Senior notes, net of unamortized debt issuance costs                                  348,218           347,502
Deferred income taxes                                                                   5,254             4,329
                                                                                 ------------      ------------
         Total liabilities                                                            498,436           452,805

Stockholders' equity:
  Preferred stock, $.01 par value; 20,000,000 shares authorized; none issued               --                --
  Common stock, $.01 par value; 200,000,000 shares authorized; issued and outstanding, 38,655,484 and 33,242,351 shares at June 30, 2000 and
    December 31, 1999, respectively                                                       387               333
  Additional paid-in capital                                                          191,808            94,543
  Retained earnings (accumulated deficit)                                             (13,570)            2,067
  Accumulated other comprehensive loss                                                    (21)               (6)
  Unearned compensation                                                                  (188)             (229)
  Treasury stock, at cost                                                                (678)             (678)
                                                                                 ------------      ------------
         Total stockholders' equity                                                   177,738            96,030
                                                                                 ------------      ------------
         Total liabilities and stockholders' equity                              $    676,174      $    548,835
                                                                                 ============      ============


          See accompanying notes to consolidated financial statements.

                  CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (Unaudited)

                                         THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                         ---------------------------      --------------------------
                                             2000            1999            2000            1999
                                          ----------      ----------      ----------      ----------
Revenues:
  Integrated services                     $   11,763      $    4,643      $   21,443      $    9,148
  Network services                            19,157          14,299          36,612          27,684
  Systems services                             5,902           7,606          11,803          15,686
  Dark fiber sales                             6,422          11,011          44,078          22,078
                                          ----------      ----------      ----------      ----------
         Total revenues                       43,244          37,559         113,936          74,596

Cost of revenues                              36,442          22,538          79,220          44,919
                                          ----------      ----------      ----------      ----------
         Gross profit                          6,802          15,021          34,716          29,677
Operating expenses:
  Selling, general and administrative         24,302          12,461          43,398          25,012
  Depreciation and amortization                4,989           1,857           9,077           3,337
                                          ----------      ----------      ----------      ----------
         Total operating expenses             29,291          14,318          52,475          28,349
                                          ----------      ----------      ----------      ----------
Operating income (loss)                      (22,489)            703         (17,759)          1,328
Interest expense                              (4,082)         (5,880)        (10,616)        (10,136)
Interest income                                1,358           2,156           3,595           3,002
Other income (expense)                            68            (116)             25            (135)
                                          ----------      ----------      ----------      ----------
         Loss before income taxes            (25,145)         (3,137)        (24,755)         (5,941)
Income tax benefit                            (9,304)         (1,235)         (9,118)         (2,335)
                                          ----------      ----------      ----------      ----------
         Net loss                         $  (15,841)     $   (1,902)     $  (15,637)     $   (3,606)
                                          ==========      ==========      ==========      ==========


Loss per common share:
  Basic                                   $    (0.47)     $    (0.06)     $    (0.47)     $    (0.12)
  Diluted                                 $    (0.47)     $    (0.06)     $    (0.47)     $    (0.12)
Weighted average shares outstanding:
  Basic                                       33,476          31,700          33,406          30,321
  Diluted                                     33,476          31,700          33,406          30,321


          See accompanying notes to consolidated financial statements.

                CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)
                                 (Unaudited)

                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                                  ------------------------------
                                                                                      2000              1999
                                                                                  ------------      ------------
Cash flows from operating activities:
  Net loss                                                                        $    (15,637)     $     (3,606)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                                                      9,077             3,337
      Gain on sale of assets                                                                --                (3)
      Non-cash compensation expense                                                        447                --
      Deferred income taxes                                                             (8,788)           (2,569)
      Equity in earnings of unconsolidated joint ventures                                   --                98
      Amortization of discount and debt issuance costs, included in
        interest expense                                                                   716               392
      Changes in operating assets and liabilities:
        Accounts receivable and unbilled services                                       41,093           (26,060)
        Income taxes receivable                                                            377                --
        Costs and earnings in excess of billings                                        (9,915)            6,905
        Inventory                                                                          990                52
        Prepaid expenses and other                                                        (272)           (1,372)
        Accounts payable and accrued liabilities                                        30,542             5,014
        Billings in excess of costs and estimated earnings                                 981             2,848
        Unearned revenue                                                                 1,188                67
                                                                                  ------------      ------------
          Net cash provided by (used in) operating activities                           50,799           (14,897)

Cash flows from investing activities:
  Purchases of property, plant and equipment                                          (216,263)          (45,717)
  Purchase of marketable securities                                                    (96,372)         (283,613)
  Proceeds from sale of marketable securities                                          139,874            73,199
  Proceeds from disposal of property, plant and equipment                               12,851             4,749
  Investment in unconsolidated subsidiary                                                   --            (6,787)
                                                                                  ------------      ------------
          Net cash used in investing activities                                       (159,910)         (258,169)

Cash flows from financing activities:
  Proceeds from the issuance of senior notes, net of debt issuance                          --           201,432
  Purchase of treasury stock                                                                --              (124)
  Proceeds from stock option exercises                                                     588               687
  Proceeds from issuance of common stock                                                95,246            81,877
  Proceeds from bank overdraft                                                          11,279                --
                                                                                  ------------      ------------
          Net cash provided by financing activities                                    107,113           283,872
Effect of exchange rate on cash and cash equivalents                                       (14)              (14)
                                                                                  ------------      ------------
Net increase (decrease) in cash and cash equivalents                                    (2,012)           10,792
Cash and cash equivalents at beginning of period                                         5,692               294
                                                                                  ------------      ------------
Cash and cash equivalents at end of period                                        $      3,680      $     11,086
                                                                                  ============      ============

Supplemental disclosure of cash flow information:
  Cash paid for interest including interest capitalized of $11,218 and $2,479
    for the six months ended June 30, 2000 and 1999, respectively                 $     21,075      $      8,950
                                                                                  ============      ============
Non-cash financing activity:
  Issuance of restricted stock                                                    $        447      $         --
                                                                                  ============      ============


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

     The Company is a regional facilities-based integrated communications provider offering local, long distance, Internet, DSL, data and private line services primarily to small and medium-sized businesses. The Company also provides switched and dedicated access, regional and international long distance, private lines and dark fiber to carrier customers. The Company is in the process of building extensive fiber, voice and data networks throughout Texas, Louisiana, Oklahoma, Arkansas, New Mexico and Arizona to support its products and services. Additionally, the Company, through its wholly owned subsidiary - CapRock Services Corp., provides communications solutions to the oil and gas industry primarily in and along the Gulf of Mexico. The Company markets its services through its internal sales representatives and a network of independent agents.

     The accompanying unaudited consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes included in the Company's 1999 Annual Report on Form 10-K, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000.

(2)  PUBLIC OFFERING

     On March 21, 2000, the Company filed a shelf registration statement with the Securities and Exchange Commission ("SEC") to sell up to $900 million in debt securities, preferred stock and common stock, which was declared effective on April 11, 2000. On June 15, 2000 the Company filed a prospectus supplement with the SEC under this registration statement to sell 4,500,000 shares of common stock. On June 21, 2000, the Company completed a public offering of common stock, issuing 4,500,000 shares at $19.50 per share. On June 28, 2000, the underwriters exercised an over allotment option and purchased an additional 675,000 shares. The proceeds from this offering, net of commissions and expenses, totaled $95.2 million.

(3)  CREDIT FACILITY

     On August 11, 2000, we executed a revised commitment letter from The Chase Manhattan Bank for a $150 million senior secured credit facility. Chase has committed to fund $25 million upon the successful syndication of a minimum of an additional $75 million from other lenders. The final terms and conditions of the credit facility will depend on negotiation of definitive documentation, which we expect will contain customary restrictive covenants, including financial covenants. Additionally, the credit facility will have terms restricting draws above $125 million unless certain events occur.

                  CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(4)  LOSS PER SHARE

     The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

                                                            THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                 JUNE 30,                            JUNE 30,
                                                      ------------------------------      ------------------------------
                                                          2000              1999              2000              1999
                                                      ------------      ------------      ------------      ------------

     Numerator:
        Net loss                                      $    (15,841)     $     (1,902)     $    (15,637)     $     (3,606)
                                                      ============      ============      ============      ============

     Denominator:
        Denominator for basic and dilutive loss
           per share-weighted average shares
           outstanding                                      33,476            31,700            33,406            30,321
                                                      ============      ============      ============      ============

        Basic and diluted loss per share              $      (0.47)     $      (0.06)     $      (0.47)     $      (0.12)
                                                      ============      ============      ============      ============

     For the three and six months ended June 30, 2000 and 1999, the effect of the Company's potential common stock equivalents was omitted from the computation of diluted net loss per common share, as their effect would be antidilutive. At June 30, 2000 the Company had 4,646,527 options outstanding.

(5)  SEGMENT REPORTING

     The Company's business is now segmented into five areas: Integrated Services, Network Services, Systems Services, Dark Fiber, and Corporate. The Company measures segment profit as operating income, which is defined as income before interest income and expense, other income and expenses and income taxes. The Integrated Services segment includes all revenues generated from the sale of telecommunications products to business and residential customers. These products and services include local, long distance, Internet, DSL, data and private line services. Network Services includes all carrier and wholesale revenues generated from the terminating access of domestic and international long distance, broadband capacity, and ATM, frame relay and IP data transport services. The Systems Services segment includes revenues generated from the design, installation, leasing and sale of voice and data systems and products, primarily to companies in the oil and gas industry. The Dark Fiber segment represents the sale of fiber strands through indefeasible right to use agreements ("IRUs"). The Corporate segment includes certain general and administrative functions and operating expenses. Information regarding operating segments is as follows (in thousands):


                                                                   THREE MONTHS ENDED JUNE 30, 2000
                                       -----------------------------------------------------------------------------------------
                                         NETWORK       INTEGRATED        SYSTEMS         DARK
                                        SERVICES        SERVICES        SERVICES         FIBER        CORPORATE     CONSOLIDATED
                                       -----------     -----------     -----------    -----------    -----------    ------------

     Revenues from external
        customers                      $    19,156     $    11,763     $     5,903    $     6,422    $        --     $    43,244
     Depreciation and amortization           3,267             927             795             --             --           4,989
     Capitalized interest                    6,776              --              --             --             --           6,776
     Operating income (loss)               (12,466)         (8,240)            456          4,325         (6,564)        (22,489)
     Total assets                          354,133          34,535          25,088             --        262,418         676,174


                                                                   THREE MONTHS ENDED JUNE 30, 1999
                                       -----------------------------------------------------------------------------------------
                                         NETWORK       INTEGRATED        SYSTEMS         DARK
                                        SERVICES        SERVICES        SERVICES         FIBER        CORPORATE     CONSOLIDATED
                                       -----------     -----------     -----------    -----------    -----------    ------------

     Revenues from external
        customers                      $    14,299     $     4,643     $     7,606    $    11,011    $        --     $    37,559
     Depreciation and amortization             885             204             768             --             --           1,857
     Capitalized interest                    1,389              --              --             --             --           1,389
     Operating income (loss)                (3,672)         (1,442)             28          8,715         (2,926)            703
     Total assets                          111,761           9,950          27,966             --        329,856         479,533

                  CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                                     SIX MONTHS ENDED JUNE 30, 2000
                                       -----------------------------------------------------------------------------------------
                                         NETWORK       INTEGRATED        SYSTEMS         DARK
                                        SERVICES        SERVICES        SERVICES         FIBER        CORPORATE     CONSOLIDATED
                                       -----------     -----------     -----------    -----------    -----------    ------------

     Revenues from external
        customers                      $    36,612     $    21,443     $    11,803    $    44,078    $        --     $   113,936
     Depreciation and amortization           5,837           1,658           1,582             --             --           9,077
     Capitalized interest                   11,218              --              --             --             --          11,218
     Operating income (loss)               (22,326)        (15,103)            658         29,364        (10,352)        (17,759)
     Total assets                          354,133          34,535          25,088             --        262,418         676,174


                                                                     SIX MONTHS ENDED JUNE 30, 1999
                                       -----------------------------------------------------------------------------------------
                                         NETWORK       INTEGRATED        SYSTEMS         DARK
                                        SERVICES        SERVICES        SERVICES         FIBER        CORPORATE     CONSOLIDATED
                                       -----------     -----------     -----------    -----------    -----------    ------------

     Revenues from external
        customers                      $    27,684     $     9,148     $    15,686    $    22,078    $        --     $    74,596
     Depreciation and amortization           1,485             344           1,508             --             --           3,337
     Capitalized interest                    2,479              --              --             --             --           2,479
     Operating income (loss)                (6,537)         (2,587)            373         16,034         (5,955)          1,328
     Total assets                          111,761           9,950          27,966             --        329,856         479,533


     All revenue was derived from unaffiliated customers.

(6)  JOINT FIBER CONSTRUCTION AGREEMENTS

     In January 2000, the Company entered into a joint fiber construction agreement with 360networks, Inc. to jointly build approximately 1,300 miles of fiber network through Texas, New Mexico and Arizona. The agreement calls for us to construct a Texas fiber route from Austin through Temple to El Paso, while 360networks is responsible for the segment from El Paso west through New Mexico to Tucson and Phoenix. We will each own one conduit individually and will jointly own two conduits. Construction began in the first quarter of 2000 with completion expected in 2001.

     Joint build agreements provide several benefits, including reduction of construction costs, accelerated construction, and the freeing up of internal resources to focus attention on the construction of additional portions of the network.

(7)  CONTINGENCIES

     On July 26, 2000, a shareholder class action complaint was filed in the United States District Court for the Northern District of Texas on behalf of all purchasers of the Company's common stock during the period between April 28, 2000 and July 6, 2000 (Hector Alfaro, On Behalf of Himself and All Others Similarly Situated vs. CapRock Communications Corp., et al. (Civil Action No. 3:00CV1613R). Two additional suits have been filed subsequently: Angela Amos v. CapRock Communications Corporation, Leo J. Cyr, Jere W. Thompson, Jr. and Kevin
W. McAleer, C.A. No. 3-00CV1730-P, In the United States District Court Northern District of Texas, Dallas Division and Teresa A. Cicala v. CapRock Communications Corporation, Leo J. Cyr, Jere W. Thompson, Jr. and Kevin W. McAleer, C.A. No. 3-00CV1727-G, In the United States District Court Northern District of Texas, Dallas Division). The named defendants include the Company and certain officers and directors of the Company. The complaints allege violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making untrue statements of material fact and omitting to state material facts necessary to make the statements made, in light of the circumstances under which they were made, not misleading. The plaintiffs seek monetary damages plus interest. The Company intends to vigorously defend the suits and all other similar suits subsequently filed.

                  CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(8)  OTHER COMPREHENSIVE LOSS

     The following table sets forth the computation of comprehensive loss (in thousands):

                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                       JUNE 30,                        JUNE 30,
                                              --------------------------      --------------------------
                                                 2000            1999            2000            1999
                                              ----------      ----------      ----------      ----------

     Comprehensive loss:
        Net loss                              $  (15,841)     $   (1,902)     $  (15,637)     $   (3,606)
        Currency translation adjustment              (10)             (6)            (14)            (14)
                                              ----------      ----------      ----------      ----------

        Total comprehensive loss              $  (15,851)     $   (1,908)     $  (15,651)     $   (3,620)
                                              ==========      ==========      ==========      ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with CapRock's consolidated financial statements and notes thereto for the year ended December 31, 1999. The Company believes that all necessary adjustments (consisting of normal recurring adjustments) have been included in the amounts stated below to present fairly the following quarterly information. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results for interim periods are not necessarily indicative of results to be expected for the year. In this Form 10-Q, the "Company," "CapRock," "we," "us" and "our" refer to CapRock and its subsidiaries, including CapRock Telecommunications Corp., CapRock Fiber Network Ltd. and IWL Communications Incorporated dba CapRock Services Corp., which are our three predecessor companies, as well as CapRock Network Services, L.P., CapRock Telecommunications Leasing Corp. and CapRock Design Services, L.P., unless the context otherwise requires.

FORWARD LOOKING INFORMATION

     This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions about CapRock, including:

     o    our ability to raise capital to fund operations and capital projects,

     o    our anticipated growth strategies,

     o anticipated trends in our business, including trends in technology, products and services,

     o    future expenditures for capital projects, and

     o    our ability to continue to control costs and maintain quality.

     Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including risks related to, among other things, the need for additional capital to fund our evolving business model, our limited operating history, rapid growth, debt and interest payment obligations, restrictions in our senior note indentures, dependence on and retention of key personnel, successful completion of our networks, dependence on information systems, interconnection with incumbent local exchange carriers ("ILECs"), our ability to obtain sufficient collocations with ILECs, competition, supply and demand for data and communications services and profitability of such services, the quality and condition of the infrastructure of the ILECs (including, but not limited to, last mile connectivity), our ability to profitably market and sell our services and our fiber and develop positive cash flow, government regulation and the uncertainty of deregulation, delays by the ILECs in connecting our customers, reliance on equipment suppliers and other carriers, regulation of access charges, rapid technological change, service interruptions, security risks, system failures and equipment failures, dependence on major carrier customers and joint build partners, building a fiber network (including obtaining the necessary rights of way, permits and regulatory approvals), potential liability as an Internet service provider, shareholder litigation and protection of our intellectual property.

     We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Because of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-Q might not occur.

OVERVIEW

     We are a leading facilities-based integrated communications service provider primarily to small and medium-sized business and communications carrier customers in the Southwestern United States. We offer business customers an integrated bundle of communications products and services including local exchange, domestic and international long distance, enhanced voice, data, Internet, DSL and dedicated private line services. Additionally, we offer our communications-intensive business and carrier customers dark fiber, high bandwidth dedicated fiber infrastructure, terminating access for domestic and international long distance and ATM, frame relay and IP data transport services. We believe that our current and planned networks will provide our target customer base the most comprehensive facilities-based service alternative to the incumbent and other competitive communications service providers in our region.

     Our communications services are provided through resale and over our fiber, voice and data networks. Upon completion, our fiber network will connect nearly every primary, secondary and tertiary market in the six-state region of Texas, Louisiana, Arkansas, Oklahoma, New Mexico and Arizona. At June 30, 2000, the network covered approximately 4,500 route miles. We have entered into joint fiber construction agreements, with AT&T, Enron Broadband Services, Inc., Pathnet, Inc. and 360networks, Inc. The joint construction arrangements provide several benefits, including reduction of construction costs, accelerated construction, and the freeing up of resources to focus attention on the construction of additional portions of our network. To further recover the cost of building our fiber network, we have sold and intend to continue to sell excess dark fiber.

     We had 61 central office collocations at June 30, 2000 and intend to expand that number to 200 collocations by the end of 2000. We plan to equip approximately 60 of these collocations so that we can provide DSL services over our own facilities. Additionally, we have expanded our DSL footprint through our recent agreement with Rhythms Netconnections Inc. These collocations enable us to provide local and other services over our own network infrastructure, thereby lowering our cost of providing these services. Additionally, we had 17 data and 12 voice switches as of June 30, 2000.

     Building and expanding our fiber, voice and data networks and information technology infrastructure has required and will continue to require significant capital expenditures. See "--Liquidity and Capital Resources."

RESULTS OF OPERATIONS

     Our revenue is now segmented into four categories: integrated services, network services, systems services and dark fiber sales. Previously, network services and dark fiber sales were combined together within the carriers' carrier segment. Because of the growing magnitude and impact of dark fiber sales on our financial results, they are now reported separately.

     Integrated Services. Integrated services revenue includes sales of communications services primarily to small and medium-sized business customers. These services include local, long distance, data, Internet, DSL and dedicated private line services. We now have sales offices in Dallas, Fort Worth, Houston, San Antonio, Austin, Corpus Christi, Tyler, Victoria, and McAllen, Texas, Oklahoma City, Oklahoma, Lafayette and New Orleans, Louisiana and Phoenix, Arizona. We anticipate increased revenue from integrated services as our networks are further deployed in new markets and as our sales force for this revenue segment continues to grow. We record revenues and the related cost of services at the time of customer usage. Commissions paid to sales representatives or independent sales agents to acquire customers are expensed in the period when associated revenues are recognized.

     We have sold 120,326 local access lines as of June 30, 2000 of which 82,581 were installed lines. The remaining 37,745 local access lines were in various stages of customer provisioning. We continue to introduce initiatives to reduce the provisioning cycle time and our backlog of lines. These initiatives include electronic bonding with the ILECs, which allows our systems to communicate with those of the ILEC on an automated basis. Our provisioning throughput has more than tripled since the beginning of the year, and the time required to provision most orders has decreased to five to seven days.

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

     Our data services include frame relay, ATM, virtual private networks, dedicated access, Internet dial-up and access, virtual access POPs and IP data transport services. These services are being offered over our 17 Cisco IP/ATM switches as they become operational. We recently entered into an agreement with Rhythms Netconnections Inc. to mutually resell DSL services over each others' facilities within the Southwestern U.S. CapRock will utilize Rhythms DSL facilities in certain major markets, and Rhythms will utilize CapRock DSL facilities in Tier 2 and Tier 3 markets. We believe this will accelerate our DSL rollout, reduce our initial capital expenditures and expand our DSL service footprint.

     The table below provides key operational data relating to our integrated services offering:

                                                                JUNE 30,
                                                       -------------------------
                                                          2000           1999
                                                       ----------     ----------
     Markets served                                            13              7
     Business customers served                             21,275          7,294
     Sales force employees                                    251            156
     Voice switches                                            12              8
     IP/ATM and frame switches                                 17             --
     Collocations completed                                    61             20
     Lines sold                                           120,326         29,833
     Lines installed                                       82,581         17,078

     Network Services. Previously, network services was a part of the carriers' carrier segment, which has now been split into network services and dark fiber sales. Network services includes all carrier and wholesale revenues generated from domestic and international long distance, broadband capacity, ATM, frame relay, IP data transport services and dark fiber leases. These revenues and related costs are recognized when the services are provided. Revenues generated from dark fiber leases are recognized in monthly installments over the lease term, which is generally less than ten years.

     Systems Services. Systems services revenue includes revenues generated from the design, installation, leasing and sale of voice and data systems and services typically to offshore oil and gas industry customers in the Gulf of Mexico. Satellite and microwave transmission media are used depending on the type and location of the drilling rig involved. These revenues are recognized as the services are provided.

     Dark Fiber Sales. Previously, dark fiber sales were a part of the carriers' carrier segment, which has now been split into network services and dark fiber sales. Dark fiber sales are generally referred to as IRUs (indefeasible right to use). Revenues are recognized immediately on IRUs sold from available fiber on completed network segments, and on the percentage of completion basis on IRUs sold from network segments under construction. Payment for IRUs sold on completed network segments is generally received at the time of sale, or shortly thereafter. Payment for IRUs sold from network segments under construction is generally received upon completion of contractual milestones. All of our IRU sales since July 1, 1999 have conveyed title to the purchaser and, accordingly, revenue from such sales has been recognized on a percentage-of completion basis or in its entirety at the time of the sale.

     Dark fiber sales are one time and non-recurring and therefore are subject to revenue fluctuation. IRUs have enabled us to recover a significant portion of our fiber network investment as well as to offset the ramp-up losses of our integrated services segment. We intend to continue to market and sell dark fiber in the future.

     The following table represents the various sources of revenues (in thousands):

                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                       JUNE 30,                      JUNE 30,
                              -------------------------     -------------------------
                                 2000           1999           2000           1999
                              ----------     ----------     ----------     ----------
Revenues:
   Integrated services        $   11,763     $    4,643     $   21,443     $    9,148
   Network services               19,157         14,299         36,612         27,684
   Systems services                5,902          7,606         11,803         15,686
   Dark fiber sales                6,422         11,011         44,078         22,078
                              ----------     ----------     ----------     ----------
      Total revenues          $   43,244     $   37,559     $  113,936     $   74,596
                              ==========     ==========     ==========     ==========

     The following table sets forth for the periods indicated CapRock's statement of operations as a percentage of its operating revenues:

                                                  THREE MONTHS ENDED                SIX MONTHS ENDED
                                                       JUNE 30,                         JUNE 30,
                                             ---------------------------       ---------------------------
                                                2000             1999             2000             1999
                                             ----------       ----------       ----------       ----------

Revenues                                            100%             100%             100%             100%
Cost of revenues                                     84%              60%              70%              60%
                                             ----------       ----------       ----------       ----------
         Gross profit                                16%              40%              30%              40%
Operating expenses:
   Selling, general and administrative               56%              33%              38%              34%
   Depreciation and amortization                     12%               5%               8%               4%
                                             ----------       ----------       ----------       ----------
         Total operating expenses                    68%              38%              46%              38%
                                             ----------       ----------       ----------       ----------
Operating income (loss)                             (52)%              2%             (16)%              2%
Interest expense                                     (9)%            (16)%             (9)%            (14)%
Interest income                                       3%               6%               3%               4%
Other income (expense)                                -%               -%               -%               -%
                                             ----------       ----------       ----------       ----------
         Loss before income taxes                   (58)%             (8)%            (22)%             (8)%
Income tax benefit                                  (21)%             (3)%             (8)%             (3)%
                                             ----------       ----------       ----------       ----------
         Net loss                                   (37)%             (5)%            (14)%             (5)%
                                             ==========       ==========       ==========       ==========


THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

     Revenues. Total revenues increased $5.6 million, or 15%, to $43.2 million during the three months ended June 30, 2000 from $37.6 million during the three months ended June 30, 1999. This increase was attributable to increases of 153% in integrated services and 34% in network services and was offset by a decrease of 22% in systems services revenue and a 42% decrease in dark fiber sales.

     Integrated services revenue increased $7.2 million to $11.8 million during the three months ended June 30, 2000 from $4.6 million during the three months ended June 30, 1999. The 153% increase was attributable to growth in the number of business customers both from increased penetration in our existing markets and from the deployment of our network into new markets. Access lines sold increased to 120,326 at June 30, 2000 from 29,833 at June 30, 1999. Installed access lines increased to 82,581 at June 30, 2000 from 17,078 at June 30, 1999. Our direct sales force increased to 251 at June 30, 2000 from 156 at June 30, 1999.

     Network services revenue increased $4.9 million to $19.2 million during the three months ended June 30, 2000 from $14.3 million during the three months ended June 30, 1999. This increase was due to increased long distance minutes of use which was partially offset by a decrease in revenue per minute. The decrease in the revenue per minute is attributable to decreases in both domestic and international rates. We anticipate that long distance competitive pressures will continue to drive down prices, but the price decline will be partially offset by increased volumes. We derived approximately $11.5 million and $6.5 million or 60% and 46% of our network services revenue from traffic terminated to foreign countries during the three months ended June 30, 2000 and

1999, respectively. Revenue per minute for a majority of the foreign countries, particularly Mexico, continues to decrease as a result of deregulation and increased competition.

     Systems services revenue decreased $1.7 million to $5.9 million during the three months ended June 30, 2000 from $7.6 million during the three months ended June 30, 1999. This decrease was primarily attributable to our decision to no longer pursue projects involving the engineering and installation of telecommunications systems outside of the Gulf of Mexico and North Sea regions. We will continue to provide these services to our oil and gas industry customer base within our region.

     Dark fiber sales decreased to $6.4 million during the three months ended June 30, 2000 from $11.0 million during the three months ended June 30, 1999. IRU revenues have grown steadily on a quarter to quarter basis over the past two years until this second quarter. We anticipate revenue relating to IRUs in the remaining quarters of 2000 to exceed the level realized in the second quarter.

     Cost of Revenues. Cost of revenues increased $13.9 million, or 62%, to $36.4 million during the three months ended June 30, 2000 from $22.5 million during the three months ended June 30, 1999. The increase in cost of revenues was primarily attributable to the continued growth in revenue. Gross margins were 16% and 40% for the three month periods ended June 30, 2000 and 1999, respectively. This decrease was a result of a lower volume of IRU sales during the three months ended June 30, 2000 compared to the three months ended June 30, 1999. IRUs contribute higher gross margins than other reporting segments, and the decrease in IRUs negatively impacted gross margins. Additionally, gross margins on minutes of use associated with our carrier customers have decreased from the three months ended June 30, 1999 to the three months ended June 30, 2000 as a result of competitive pressures.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") include salaries, benefits, occupancy costs, commissions, sales and marketing expenses and administrative expenses. SG&A increased $11.8 million, or 95%, to $24.3 million during the three months ended June 30, 2000 from $12.5 million during the three months ended June 30, 1999. The increase resulted primarily from the continued investment in back office systems, additional personnel required to support our growth, added senior management depth and a larger sales force. We expect that selling, general and administrative expenses will begin to decline as a percent of sales due to the growing economies of scale and productivity improvements in our back office.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased $3.1 million, or 169%, to $5.0 million during the three months ended June 30, 2000 from $1.9 million during the three months ended June 30, 1999. This increase resulted primarily from additional fiber segments placed in service and purchases of additional equipment and other fixed assets to accommodate our growth. We expect that depreciation and amortization expense will continue to increase in subsequent periods as we continue to expand our facilities and place additional fiber segments in service.

     Interest Expense. Interest expense decreased $1.8 million to $4.1 million during the three months ended June 30, 2000 from $5.9 million during the three months ended June 30, 1999. The decrease resulted from an increase in the amount of capitalized interest resulting from the build out of our fiber network.

     Interest Income. Interest income decreased $798,000 to $1.4 million during the three months ended June 30, 2000 from $2.2 million during the three months ended June 30, 1999. The reduction was attributable to the decrease in marketable securities primarily as a result of our ongoing investment in network assets.

     Income Tax Benefit. During the three months ended June 30, 2000, we incurred an income tax benefit of $9.3 million compared to an income tax benefit of $1.2 million during the three months ended June 30, 1999. The benefit resulted from the losses for the respective periods.

     Net Loss. Net loss increased $13.9 million to a net loss of $15.8 million during the three months ended June 30, 2000 from a net loss of $1.9 million during the three months ended June 30, 1999 as a result of the factors discussed above.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

     Revenues. Total revenues increased $39.3 million, or 53%, to $113.9 million during the six months ended June 30, 2000 from $74.6 million during the six months ended June 30, 1999. This increase was attributable to increases of 134% in integrated services revenues, 32% in network services revenue and 100% in dark fiber sales and was offset by a decrease of 25% in systems services revenue.

     Integrated services revenue increased $12.3 million to $21.4 million during the six months ended June 30, 2000 from $9.1 million during the six months ended June 30, 1999. The 134% increase was attributable to growth in the number of business customers both from increased penetration in our existing markets and from the deployment of our network into new markets. Access lines sold increased to 120,326 at the end of June 30, 2000 from 29,833 at June 30, 1999. Installed access lines increased to 82,581 at June 30, 2000 from 17,078 at June 30, 1999. Our direct sales force increased to 251 at June 30, 2000 from 156 at June 30, 1999. We now have sales offices in Dallas, Fort Worth, Houston, San Antonio, Austin, Corpus Christi, Tyler, Victoria, and McAllen, Texas, Oklahoma City, Oklahoma, Lafayette and New Orleans, Louisiana and Phoenix, Arizona. We anticipate increased revenue from integrated services as our networks are further deployed in new markets and as our sales force for this revenue segment continues to grow.

     Network services revenue increased $8.9 million to $36.6 million during the six months ended June 30, 2000 from $27.7 million during the six months ended June 30, 1999. This increase was due to increased long distance minutes of use which was partially offset by a decrease in revenue per minute. The decrease in the revenue per minute is attributable to decreases in both domestic and international rates. We anticipate that long distance competitive pressures will continue to drive down prices, but the price decline will be partially offset by increased volumes. We derived approximately $20.7 million and $12.1 million or 57% and 44% of our network services revenue from traffic terminated to foreign countries during the six months ended June 30, 2000 and 1999, respectively. Revenue per minute for a majority of foreign countries, particularly Mexico, continues to decrease as a result of deregulation and increased competition.

     Systems services revenue decreased $3.9 million to $11.8 million during the six months ended June 30, 2000 from $15.7 million during the six months ended June 30, 1999. This decrease was primarily attributable to our decision to no longer pursue projects involving the engineering and integration of telecommunications systems outside of the Gulf of Mexico region. We will continue to provide these services to our oil and gas industry customer base. However, we expect other operating segments to grow more rapidly.

     Dark fiber sales, attributed to IRUs, increased $22.0 million to $44.1 million during the six months ended June 30, 2000 from $22.1 million during the six months ended June 30, 1999. IRU revenues have grown steadily on a quarter to quarter basis over the past two years up until this second quarter. We anticipate revenue relating to IRUs in the remaining quarters of 2000 to exceed the level realized during the second quarter.

     Cost of Revenues. Cost of revenues increased $34.3 million, or 76%, to $79.2 million during the six months ended June 30, 2000 from $44.9 million during the six months ended June 30, 1999. The increase in cost of revenues was primarily attributable to the continued growth in revenue. Gross margins were 30% for the six month period ended June 30, 2000 and 40% for the six month period ended June 30, 1999. Gross margins on minutes of use associated with our carrier customers have decreased from the six months ended June 30, 1999 to the six months ended June 30, 2000 as a result of competitive pressures. This decrease was offset by a higher volume of IRU sales during the six months ended June 30, 2000 compared to the six months ended June 30, 1999, which carry a higher gross margin.

     Selling, General and Administrative Expenses. SG&A includes salaries, benefits, occupancy costs, commissions, sales and marketing expenses and administrative expenses. SG&A increased $18.4 million, or 74%, to $43.4 million during the six months ended June 30, 2000 from $25.0 million during the six months ended June 30, 1999. The increase resulted primarily from the continued investment in back office systems, additional personnel required to support our growth, added senior management depth and a larger sales force. We expect that selling, general and administrative expenses will begin to decline as a percent of sales due to the growing economies of scale and productivity improvements in our back office.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased $5.8 million, or 172%, to $9.1 million during the six months ended June 30, 2000 from $3.3 million during the six months ended June 30, 1999. This increase resulted primarily from additional fiber segments placed in service and purchases of additional equipment and other fixed assets to accommodate our growth. We expect that depreciation and amortization expense will continue to increase in subsequent periods as we continue to expand our facilities and place additional fiber segments in service.

     Interest Expense. Interest expense increased $480,000 to $10.6 million during the six months ended June 30, 2000 from $10.1 million during the six months ended June 30, 1999. The increase resulted from interest expense related to our 1999 Senior Notes and was partially offset by an increase in capitalized interest. See "--Liquidity and Capital Resources."

     Interest Income. Interest income increased $593,000 to $3.6 million during the six months ended June 30, 2000 from $3.0 million during the six months ended June 30, 1999. The increase was attributable to the interest and investment accretion associated with the marketable securities purchased with the proceeds from our 1999 Senior Notes.

     Income Tax Benefit. During the six months ended June 30, 2000, we incurred an income tax benefit of $9.1 million compared to an income tax benefit of $2.3 million during the six months ended June 30, 1999. The benefit resulted from the loss for the respective periods.

     Net Loss. Net loss increased $12.0 million to a net loss of $15.6 million during the six months ended June 30, 2000 from a net loss of $3.6 million during the six months ended June 30, 1999 as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     We had cash, cash equivalents and marketable securities of $142.8 million at June 30, 2000, as compared with $188.3 million at December 31, 1999. The decrease was attributable to the utilization of cash, cash equivalents and marketable securities for the build out of our fiber, voice and data networks, our back office information technology systems and an increase in corporate overhead to support our growth.

     CapRock's cash flow provided by operating activities for the six months ended June 30, 2000 was $50.8 million as compared to $14.9 million used in operating activities during the six months ended June 30, 1999. The change was primarily attributable to a decrease in accounts receivable and unbilled services, and the timing of certain capital expenditure payments to vendors relating to our fiber optic network build out. IRU transactions for network segments under construction typically have longer payment terms than other accounts receivable activity due to contractual milestones that must be met before payments are made.

     Cash used in investing activities during the six months ended June 30, 2000 and June 30, 1999 was $159.9 million and $258.2 million, respectively. Capital resources used for the purchase of property, plant and equipment increased $170.6 million to $216.3 million during the six months ended June 30, 2000 from $45.7 million during the six months ended June 30, 1999. This increase primarily related to the purchase of telecommunications equipment and costs incurred with the build out of our fiber optic network. During the six months ended June 30, 2000 the Company used $96.4 million to invest in marketable securities while it received $139.9 million from the sale of marketable securities as compared to $283.6 million used to invest in marketable securities and $73.2 million received from the sale of marketable securities during the six months ended June 30, 1999.

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

     The indentures governing our 1999 Senior Notes contain certain restrictive operating and financial covenants, including restrictive covenants relating to borrowing additional money, paying dividends or making other distributions to our shareholders, limiting the ability of subsidiaries to make payments to us, making certain investments, creating certain liens on our assets, selling certain assets and using the proceeds from those sales for certain purposes, entering into transactions with affiliates and engaging in certain mergers or consolidations. The 1999 Senior Notes are senior unsecured obligations and as such rank pari passu in right of payment with our existing Senior Notes and with all of our future unsecured and unsubordinated indebtedness. All of the covenants are subject to a number of important qualifications and exceptions. These covenants may adversely affect our ability to finance our future operations or capital needs or to engage in other business activities that may be in our best interests.

     On March 21, 2000, the Company filed a shelf registration statement with the SEC to sell up to $900 million in debt securities, preferred stock and common stock, which was declared effective on April 11, 2000. On June 15, 2000 the Company filed a prospectus supplement with the SEC under this registration statement to sell 4,500,000 shares of common stock. On June 21, 2000, the Company completed a public offering of common stock, issuing 4,500,000 shares at $19.50 per share and the underwriters exercised an over allotment option and purchased an additional 675,000 shares. The proceeds, net of commissions and expenses, from this offering resulted in net proceeds of $95.2 million.

     The remaining proceeds from our Senior Notes and Common Stock have been, and will be, used to fund capital expenditures for the construction of our fiber network, switching equipment and other capital expenditures and to expand our sales offices, for potential acquisitions and for general working capital purposes. Unutilized funds have been invested in short-term, high-grade investment securities classified as available for sale.

     On August 11, 2000, we executed a revised commitment letter from The Chase Manhattan Bank for a $150 million senior secured credit facility. Chase has committed to fund $25 million upon the successful syndication of a minimum of an additional $75 million from other lenders. The final terms and conditions of the credit facility will depend on negotiation of definitive documentation, which we expect will contain customary restrictive covenants, including financial covenants. Additionally, the credit facility will have terms restricting draws above $125 million unless certain events occur.

     We expect to require significant financing for future capital expenditure and working capital requirements. Capital will be required to, among other things, (1) fund the construction and operation of our fiber network, including the portion to be constructed through joint build arrangements with AT&T, Pathnet, 360networks and Enron Broadband Services, to approximately 6,200 route miles throughout the Southwest region, (2) fund the purchase and installation of voice and data switches, (3) fund the installation of equipment associated with DSL services and the build out of collocation facilities, (4) fund the further development of our operations support systems and information technology equipment, and (5) open additional sales offices and add sales support and customer service personnel in markets throughout Texas, Louisiana, Oklahoma, Arkansas, New Mexico and Arizona.

     We currently estimate that our aggregate capital expenditures will total approximately $160 million for the remainder of 2000 and approximately $150 million for 2001. We believe our cash, cash equivalents, marketable securities and cash flow from operations, together with the proposed $150 million credit facility, should be sufficient to fund our capital requirements through June 2001. However, we must successfully raise at least $100 million to fund our operations and capital expenditures through 2000, and we cannot assure you that we will close on the proposed credit facility. If we are unsuccessful in closing the credit facility we will pursue other financing and/or strategic alternatives. In addition, we may require additional sources of capital to fund our capital expenditure requirements for 2001. We cannot assure you that additional sources of capital will be available, that the anticipated sources of working capital will be available, that cash flow from operations will meet our expectations, that we have anticipated all future costs, or that our expected financial resources will be sufficient to cover future expenditures. If we are unable to finalize our credit facility or obtain additional sources of capital by September 30, 2000, we will significantly curtail our level of expenditures and our rate of expansion.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"), which was amended by Statement 137 issued in July 1999 and Statement 138 issued in June 2000. Statement 137 delayed the effective date of Statement 133. Statement 133 is now effective for all interim and annual periods of the Company commencing December 1, 2000. Given the Company's current and anticipated derivative activities, management does not believe the adoption of Statement 133 should have a material effect on the Company's consolidated financial position and results of operations.

     FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" ("FIN 44") in March 2000. Among other issues, this interpretation clarifies the definition of employee for purposes of applying APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards and the accounting for an exchange of stock compensation awards in a business combination. The Interpretation is effective July 1, 2000, but certain conclusions in the Interpretation cover specific events that occurred after either December 15, 1998 or January 12, 2000. Management believes that FIN 44 will not have a material effect on the Company's financial position and consolidated results of operations upon adoption.

CONTINGENCIES

     On July 26, 2000, a shareholder class action complaint was filed in the United States District Court for the Northern District of Texas on behalf of all purchasers of the Company's common stock during the period between April 28, 2000 and July 6, 2000 (Hector Alfaro, On Behalf of Himself and All Others Similarly Situated vs. CapRock Communications Corp., et al. (Civil Action No. 3:00CV1613R). Two additional suits have been filed subsequently: Angela Amos v. CapRock Communications Corporation, Leo J. Cyr, Jere W. Thompson, Jr. and Kevin
W. McAleer, C.A. No. 3-00CV1730-P, In the United States District Court Northern District of Texas, Dallas Division and Teresa A. Cicala v. CapRock Communications Corporation, Leo J. Cyr, Jere W. Thompson, Jr. and Kevin W. McAleer, C.A. No. 3-00CV1727-G, In the United States District Court Northern District of Texas, Dallas Division). The named defendants include the Company and certain officers and directors of the Company. The complaints allege violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making untrue statements of material fact and omitting to state material facts necessary to make the statements made, in light of the circumstances under which they were made, not misleading. The plaintiffs seek monetary damages plus interest. The Company intends to vigorously defend the suits and all other similar suits subsequently filed.

     In addition, we are from time to time party to ordinary litigation incidental to our business.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     CapRock is exposed to market risk from changes in marketable securities (which consist of money market and commercial paper). At June 30, 2000, marketable securities of CapRock were recorded at a fair value of approximately $139.1 million, with an overall weighted average return of approximately 5% and an overall weighted average life of less than 1 year. The marketable securities held by CapRock have exposure to price risk, which is estimated as the potential loss in fair value due to a hypothetical change of 50 basis points (10% of CapRock's overall average return on marketable securities) in quoted market prices. This hypothetical change would have an immaterial effect on the recorded value of the marketable securities.

     CapRock is not exposed to material future earnings or cash flow fluctuations from changes in interest rates on long-term debt since 100% of its long-term debt is at a fixed rate as of June 30, 2000. The fair value of CapRock's long-term debt at June 30, 2000 was estimated to be $327.8 million based on the overall rate of the long-term debt of 11.71% and an overall maturity of 8.5 years compared to terms and rates currently available in long-term financing markets. Market risk is estimated as the potential decrease in fair value of CapRock's long-term debt resulting from a hypothetical increase of 117 basis points in interest rates (ten percent of CapRock's overall borrowing rate). Such an increase in interest rates would result in approximately a $9.1 million decrease in fair value of CapRock's long-term debt. To date, CapRock has not entered into any derivative financial instruments to manage interest rate risk and is currently not evaluating the future use of any such financial instruments.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Shareholders on June 1, 2000. At the meeting, the shareholders voted in favor of electing as directors the six nominees named in the Proxy Statement dated May 15, 2000. Also at the meeting, the shareholders voted to amend the 1998 Equity Incentive Plan and in favor of ratifying the appointment of KPMG LLP as the Company's independent accountants for the 2000 fiscal year. The number of votes cast for each item was as follows:

I.   Election of Directors

      NAME OF NOMINEE                                       FOR                      WITHHELD
      ---------------                                       ---                      --------
      Jere W. Thompson, Jr.                               27,288,012                 1,037,405
      Leo J. Cyr                                          28,298,129                    27,288
      Timothy W. Rogers                                   28,298,179                    27,238
      Mark Langdale                                       28,298,629                    26,788
      Christopher J. Amenson                              28,298,429                    26,988
      John R. Harris                                      28,298,629                    26,788

II.  Amendment of the 1998 Equity Incentive Plan

                            FOR                         AGAINST                      ABSTAIN
                            ---                         -------                      -------
                         21,829,657                    3,752,665                     12,413

III. Ratification of KPMG LLP as Independent Accountants

                            FOR                         AGAINST                      ABSTAIN
                            ---                         -------                      -------
                         28,260,464                       64,330                        623


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

   +10.1  CapRock Communications Corp. 1998 Equity Incentive Plan, as amended.

   +27.1  Financial Data Schedule.

----------

+ Filed herewith.

(b)  Reports on Form 8-K

         Current Report on Form 8-K dated April 14, 2000 to announce the offering of 5 million shares of the Company's common stock and $125 million in convertible preferred stock.

                          CAPROCK COMMUNICATIONS CORP.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CAPROCK COMMUNICATIONS CORP.

                        By:         /s/ JERE W. THOMPSON, JR.
                           -------------------------------------------
                                      Jere W. Thompson, Jr.
                (Chief Executive Officer and Acting Principal Financial Officer)


Date: August 11, 2000

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

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

   +10.1  CapRock Communications Corp. 1998 Equity Incentive Plan, as amended.

   +27.1  Financial Data Schedule.

----------

+ Filed herewith.