Form 10-Q
period 2000-09-30
CAPROCK COMMUNICATIONS CORP
filed 2000-11-14
CIK 1063880

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the transition period from              to
                                         ------------    --------------

                         Commission File Number: 0-24581


                          CAPROCK COMMUNICATIONS CORP.
             (Exact name of registrant as specified in its charter)


             TEXAS                                       75-2765572
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)


                         15601 DALLAS PARKWAY, SUITE 700
                               DALLAS, TEXAS 75001
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (972) 982-9500


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares of the registrant's common stock outstanding as of October 31, 2000, was 38,730,243.

                          CAPROCK COMMUNICATIONS CORP.
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                      INDEX


                                                                                                        Page
                                                                                                       Number
                                                                                                       ------
PART 1.         FINANCIAL INFORMATION................................................................     1

      Item 1.   Financial Statements.................................................................     1

                Consolidated Balance Sheets at September 30, 2000, (unaudited)
                and December 31, 1999................................................................     1

                Consolidated Statements of Operations (unaudited) for the Three Months and Nine
                Months Ended September 30, 2000 and 1999.............................................     2

                Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended
                September 30, 2000 and 1999..........................................................     3

                Notes to Consolidated Financial Statements...........................................     4

      Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
                Operations...........................................................................     9

      Item 3.   Quantitative and Qualitative Disclosures About Market Risk...........................    19


PART II.        OTHER INFORMATION....................................................................    20

      Item 1.   Legal Proceedings....................................................................    20

      Item 6.   Exhibits and Reports on Form 8-K.....................................................    20

                Signature Page.......................................................................    21

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS
                             (In thousands, except share data)

                                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                                        2000             1999
                                                                                    -------------    ------------
                                                       ASSETS                        (Unaudited)
Current  assets:
  Cash and cash equivalents                                                         $       3,075    $      5,692
  Marketable securities                                                                    47,225         182,636
  Accounts receivable and unbilled services, less allowance for doubtful accounts of $7,238 and $5,208 at September 30, 2000 and December 31,
    1999, respectively                                                                     74,635         116,380
  Income tax receivable                                                                        --             411
  Costs and estimated earnings in excess of billings                                       59,118             870
  Inventory                                                                                   753           1,761
  Prepaid expenses and other                                                                2,581           2,775
                                                                                    -------------    ------------
         Total current assets                                                             187,387         310,525

Property, plant and equipment                                                             564,767         249,969
Accumulated depreciation                                                                  (35,205)        (21,368)
                                                                                    -------------    ------------
        Property, plant and equipment, net                                                529,562         228,601
Deferred income taxes                                                                      17,901           6,594
Other assets                                                                                2,692           3,115
                                                                                    -------------    ------------
         Total assets                                                               $     737,542    $    548,835
                                                                                    =============    ============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                  $     185,364    $     62,594
  Accrued expenses                                                                         19,700          26,131
  Billings in excess of costs and earnings                                                 11,119          11,541
  Bank overdraft                                                                            3,656              --
  Unearned revenue                                                                          2,198             708
                                                                                    -------------    ------------
         Total current liabilities                                                        222,037         100,974

Senior notes, net of unamortized debt issuance costs                                      348,576         347,502
Deferred income taxes                                                                       5,825           4,329
                                                                                    -------------    ------------
         Total liabilities                                                                576,438         452,805

Stockholders' equity:
  Preferred stock, $.01 par value; 20,000,000 shares authorized; none issued                   --              --
  Common stock, $.01 par value; 200,000,000 shares authorized; issued and outstanding, 38,729,536 and 33,242,351 shares at September 30, 2000 and
    December 31, 1999, respectively                                                           388             333
  Additional paid-in capital                                                              191,759          94,543
  Retained earnings (accumulated deficit)                                                 (30,176)          2,067
  Accumulated other comprehensive loss                                                        (22)             (6)
  Unearned compensation                                                                      (167)           (229)
  Treasury stock, at cost                                                                    (678)           (678)
                                                                                    -------------    ------------
         Total stockholders' equity                                                       161,104          96,030
                                                                                    -------------    ------------
         Total liabilities and stockholders' equity                                 $     737,542    $    548,835
                                                                                    =============    ============

          See accompanying notes to consolidated financial statements.

                  CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                  Three Months Ended September 30,    Nine Months Ended September 30,
                                                 ---------------------------------    -------------------------------
                                                    2000                   1999          2000                 1999
                                                 ----------             ----------    ----------           ----------
Revenues:
  Integrated services                            $   14,679             $    6,190    $   36,122           $   15,338
  Network services                                   19,490                 14,717        56,102               42,401
  Systems services                                    7,138                  7,750        18,941               23,436
  Dark fiber sales                                   31,676                 20,346        75,753               42,424
                                                 ----------             ----------    ----------           ----------
         Total revenues                              72,983                 49,003       186,918              123,599

Cost of revenues                                     55,890                 28,762       135,109               73,681
                                                 ----------             ----------    ----------           ----------
         Gross profit                                17,093                 20,241        51,809               49,918
Operating expenses:
  Selling, general and administrative                27,083                 13,572        70,481               38,584
  Depreciation and amortization                       5,940                  2,843        15,018                6,180
                                                 ----------             ----------    ----------           ----------
         Total operating expenses                    33,023                 16,415        85,499               44,764
                                                 ----------             ----------    ----------           ----------
Operating income (loss)                             (15,930)                 3,826       (33,690)               5,154
Interest expense                                     (2,171)                (9,080)      (12,786)             (19,216)
Interest income                                       1,516                  3,587         5,110                6,589
Other income (expense)                                  (21)                 1,748             5                1,613
                                                 ----------             ----------    ----------           ----------
        Income (loss) before income taxes           (16,606)                    81       (41,361)              (5,860)
Income tax expense (benefit)                             --                     32        (9,118)              (2,302)
                                                 ----------             ----------    ----------           ----------
         Net income (loss)                       $  (16,606)            $       49    $  (32,243)          $   (3,558)
                                                 ==========             ==========    ==========           ==========


Loss per common share:
  Basic                                          $    (0.43)            $     0.00    $    (0.92)          $    (0.11)
  Diluted                                        $    (0.43)            $     0.00    $    (0.92)          $    (0.11)
Weighted average shares outstanding:
  Basic                                              38,702                 33,047        35,171               31,230
  Diluted                                            38,702                 34,355        35,171               31,230


          See accompanying notes to consolidated financial statements.

                 CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (Unaudited)

                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                                     -------------------------------
                                                                                        2000                 1999
                                                                                     ----------           ----------
Cash flows from operating activities:
  Net loss                                                                           $  (32,243)          $   (3,558)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                                                      15,018                6,180
      Gain on sale of assets                                                                 --                  (13)
      Non-cash compensation expense                                                         460                   --
      Deferred income taxes                                                              (8,736)              (2,815)
      Equity in earnings of unconsolidated joint ventures                                    --               (1,586)
      Amortization of discount and debt issuance costs, included in
        interest expense                                                                  1,074                  752
      Changes in operating assets and liabilities:
        Accounts receivable and unbilled services                                        41,745              (42,098)
        Income taxes receivable                                                             411                 (399)
        Costs and earnings in excess of billings                                        (58,248)               4,337
        Inventory                                                                         1,008                   90
        Prepaid expenses and other                                                          525               (2,815)
        Accounts payable and accrued liabilities                                        116,340               20,953
        Billings in excess of costs and estimated earnings                                 (422)               1,625
        Unearned revenue                                                                  1,490                  235
                                                                                     ----------           ----------
          Net cash provided by (used in) operating activities                            78,422              (19,112)

Cash flows from investing activities:
  Purchases of property, plant and equipment                                           (343,046)            (103,975)
  Purchase of marketable securities                                                     (96,372)            (283,613)
  Proceeds from sale of marketable securities                                           231,783              134,772
  Proceeds from disposal of property, plant and equipment                                27,222               10,641
  Investment in unconsolidated subsidiary                                                    --              (16,671)
                                                                                     ----------           ----------
          Net cash used in investing activities                                        (180,413)            (258,846)

Cash flows from financing activities:
  Proceeds from the issuance of senior notes, net of debt issuance                           --              201,309
  Purchase of treasury stock                                                                 --                 (202)
  Proceeds from stock option exercises                                                      659                   --
  Proceeds from issuance of common stock                                                 95,074               82,790
  Proceeds from bank overdraft                                                            3,656                   --
                                                                                     ----------           ----------
          Net cash provided by financing activities                                      99,389              283,897
Effect of exchange rate on cash and cash equivalents                                        (15)                 (16)
                                                                                     ----------           ----------
Net increase (decrease) in cash and cash equivalents                                     (2,617)               5,923
Cash and cash equivalents at beginning of period                                          5,692                  294
                                                                                     ----------           ----------
Cash and cash equivalents at end of period                                           $    3,075           $    6,217
                                                                                     ==========           ==========

Supplemental disclosure of cash flow information:
  Cash paid for interest including interest capitalized of $19,948 and $3,853
    for the nine months ended September 30, 2000 and 1999, respectively              $   30,075           $   17,950
                                                                                     ==========           ==========
Non-cash financing activity:
  Issuance of restricted stock                                                       $      460           $       --
                                                                                     ==========           ==========

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

     The Company is a facilities-based integrated communications provider primarily to small and medium-sized businesses in the Southwestern United States. CapRock offers business customers an integrated bundle of communications products and services including local exchange, domestic and international long distance, enhanced voice, data, Internet, DSL, and dedicated private line services. Additionally, CapRock offers its communications intensive business and carrier customers dark fiber, high bandwidth, dedicated fiber infrastructure, terminating access for domestic and international long distance and ATM, frame relay and IP data transport services. CapRock's communications services are provided through resale and over its fiber, voice, and data networks. As of September 30, 2000, CapRock's network covered approximately 5,400 route miles (including 22 metro fiber loops in key markets). Additionally, the Company, provides communications solutions to the oil and gas industry primarily in and along the Gulf of Mexico. The Company markets its services through its internal sales representatives and a network of independent agents.

     The accompanying unaudited consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes included in the Company's 1999 Annual Report on Form 10-K, have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the nine months ended September 30, 2000, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000.

(2)  PUBLIC OFFERING

     On March 21, 2000, the Company filed a shelf registration statement with the Securities and Exchange Commission ("SEC") to sell up to $900 million in debt securities, preferred stock and common stock, which was declared effective on April 11, 2000. On June 15, 2000, the Company filed a prospectus supplement with the SEC under this registration statement to sell 4,500,000 shares of common stock. On June 21, 2000, the Company completed a public offering of common stock, issuing 4,500,000 shares at $19.50 per share. On June 28, 2000, the underwriters exercised an over allotment option and purchased an additional 675,000 shares. The proceeds from this offering, net of commissions and expenses, totaled $95.1 million.

(3)  WARRANTS

     On March 15, 2000, Roth Capital Partners (formerly known as Cruttenden Roth Incorporated) exercised all of its outstanding warrants, receiving 125,577 shares of the Company's common stock. These warrants have now been fully exercised.

(4)  RECENT DEVELOPMENTS

     On October 2, 2000, CapRock, McLeodUSA Incorporated, a Delaware corporation ("McLeodUSA"), and Cactus Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of McLeodUSA ("Cactus"), entered into an Agreement and Plan of Merger ("Merger Agreement") which provides for the merger of Cactus with and into CapRock (the "Merger").

                  CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     As a result of the Merger, each share of CapRock common stock will be converted into the right to receive 0.3876 of a share of McLeodUSA Class A Common Stock. Outstanding stock options to purchase shares of CapRock common stock will generally all vest and be converted to options to purchase shares of McLeodUSA Class A Common Stock at the same exchange ratio. The Merger is intended to be tax-free to the shareholders of CapRock. Holders of CapRock's common stock will vote on a proposal to approve the Merger Agreement at a meeting to be held on December 5, 2000. Shareholders of CapRock holding approximately 52% of the aggregate voting power of CapRock Common Stock have agreed to vote their shares in favor of the approval of the Merger Agreement.

     The Merger Agreement is subject to a number of conditions and contingencies certain of which have been satisfied and others which remain to be satisfied. While CapRock believes all such conditions and contingencies will be satisfied, should one or more not be satisfied, depending upon the condition or contingency, either CapRock or McLeodUSA could elect to terminate the Merger Agreement.

     One of the closing conditions set forth in the Merger Agreement is the receipt by CapRock of the written consent (the "Requisite Consent") of the holders of at least a majority of the aggregate principal amount of each series of CapRock Notes (defined below) outstanding to the matters set forth in CapRock's consent solicitation dated October 11, 2000 (the "Consent Solicitation"). On October 27, 2000, the Requisite Consent was obtained pursuant to the Consent Solicitation with respect to amendments to the Indenture dated as of July 16, 1998, pursuant to which the CapRock 12% Senior Notes due 2008 (the "CapRock 1998 Notes") were issued and the Indenture dated as of May 18, 1999, pursuant to which the CapRock 11 1/2% Senior Notes due 2009 were issued (the "CapRock 1999 Notes" and, together with the CapRock 1998 Notes, the "CapRock Notes"). CapRock and Chase Manhattan Trust Company National Association, as trustee, executed supplemental indentures which give effect or will give effect to the amendments proposed in the Consent Solicitation after the satisfaction of certain other conditions.

     Contemporaneously with the Merger Agreement, CapRock Fiber Ltd. and CapRock Telecommunications, as borrowers, and CapRock, as guarantor, and The Chase Manhattan Bank, as lender and administrative agent, entered into a credit agreement as of October 2, 2000, for a revolving credit facility of up to $100 million. Up to $50 million of such facility is available from October 2, 2000, to December 31, 2000, and up to $100 million is available from January 1, 2001, to the maturity date of the credit facility of May 30, 2001. The obligations under the credit facility are secured by a guarantee by CapRock and its domestic non-borrower subsidiaries, a pledge of stock held by CapRock and its domestic subsidiaries, and a security interest in substantially all of the assets of CapRock and its domestic subsidiaries. The credit agreement also contains restrictive covenants, which limit the ability of CapRock to take or omit to take certain actions and conditions to borrowing which must be met to obtain funds under the credit agreement.

(5)  EXCHANGE OFFER

     On October 30, 2000, pursuant to the Merger Agreement, McLeodUSA commenced an exchange offer to exchange McLeodUSA 11 1/2% Senior Notes due May 1, 2009 for the CapRock 11 1/2% Senior Notes due May 1, 2009, and commenced an exchange offer to exchange McLeodUSA 12% Senior Notes due July 15, 2008 for the CapRock 12% Senior Notes due July 15, 2008 (collectively, the "Exchange Offer"). The Exchange Offer is subject to the consummation of the Merger.

                  CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(6)  EARNINGS (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

                                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                                      SEPTEMBER 30,         SEPTEMBER 30,
                                                 ---------------------- ----------------------
                                                    2000        1999       2000        1999
                                                 ----------  ---------- ----------  ----------
Numerator:
   Net income (loss)                             $  (16,606) $       49 $  (32,243) $   (3,558)
                                                 ==========  ========== ==========  ==========

Denominator:
   Denominator for basic earnings (loss)
      per share-weighted average shares
      outstanding                                    38,702      33,047     35,171      31,230

Effect of diluted securities:
   Employee stock options and warrants                   --       1,308         --          --
                                                 ----------  ---------- ----------  ----------

   Denominator for diluted earnings (loss)
      per share-weighted average shares
      outstanding                                    38,702      34,355     35,171      31,230
                                                 ==========  ========== ==========  ==========

   Basic and diluted earnings (loss) per share   $    (0.43) $     0.00 $    (0.92) $    (0.11)
                                                 ==========  ========== ==========  ==========

     For the three and nine months ended September 30, 2000, and the nine months ended September 30, 2000, the effect of the Company's potential common stock equivalents was omitted from the computation of diluted net earnings (loss) per common share, as their effect would be antidilutive. At September 30, 2000, the Company had 6,549,646 options outstanding.

(7)  SEGMENT REPORTING

     The Company's business is now segmented into four areas: Integrated Services, Network Services, Systems Services, and Dark Fiber. The Company measures segment profit as operating income, which is defined as income before interest income and expense, other income and expenses and income taxes. The Integrated Services segment includes all revenues generated from the sale of telecommunications products to business and residential customers. These products and services include local, long distance, Internet, DSL, data and private line services. Network Services includes all carrier and wholesale revenues generated from the terminating access of domestic and international long distance, broadband capacity, and ATM, frame relay and IP data transport services. The Systems Services segment includes revenues generated from the design, installation, leasing and sale of voice and data systems and products, primarily to companies in the oil and gas industry. The Dark Fiber segment represents the sale of fiber strands through indefeasible right to use agreements ("IRUs"). Corporate activities include certain general and administrative functions and operating expenses. Information regarding operating segments and corporate activities is as follows (in thousands):

                  CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                          THREE MONTHS ENDED SEPTEMBER 30, 2000
                                      ----------------------------------------------------------------------------
                                      INTEGRATED     NETWORK      SYSTEMS      DARK
                                       SERVICES     SERVICES     SERVICES      FIBER     CORPORATE    CONSOLIDATED
                                      ----------    ---------    ---------   ---------   ---------    ------------
Revenues from external
   customers                          $   14,679    $  19,490    $   7,138   $  31,676   $      --    $     72,983
Depreciation and amortization              1,063        3,097          842         938          --           5,940
Capitalized interest                          --        8,730           --          --          --           8,730
Operating income (loss)                  (10,176)     (15,907)         999      16,276      (7,122)        (15,930)
Total assets                              33,765      247,561       24,159     244,590     187,467         737,542

                                                          THREE MONTHS ENDED SEPTEMBER 30, 2000
                                      ----------------------------------------------------------------------------
                                      INTEGRATED     NETWORK      SYSTEMS      DARK
                                       SERVICES     SERVICES     SERVICES      FIBER     CORPORATE    CONSOLIDATED
                                      ----------    ---------    ---------   ---------   ---------    ------------
Revenues from external
   customers                          $    6,190    $  14,717    $   7,750   $  20,346   $      --    $     49,003
Depreciation and amortization                288          689          778       1,088          --           2,843
Capitalized interest                          --        1,815           --          --          --           1,815
Operating income (loss)                   (2,699)      (5,612)         862      13,729      (2,454)          3,826
Total assets                              13,960       42,223       28,818     115,639     294,204         494,844


                                                             NINE MONTHS ENDED SEPTEMBER 30, 2000
                                      ----------------------------------------------------------------------------
                                      INTEGRATED     NETWORK      SYSTEMS      DARK
                                       SERVICES     SERVICES     SERVICES      FIBER     CORPORATE    CONSOLIDATED
                                      ----------    ---------    ---------   ---------   ---------    ------------
Revenues from external
   customers                          $   36,122    $  56,102    $  18,941   $  75,753   $      --    $    186,918
Depreciation and amortization              2,725        6,750        2,424       3,119          --          15,018
Capitalized interest                          --       19,948           --          --          --          19,948
Operating income (loss)                  (25,281)     (38,294)       1,657      45,703     (17,475)        (33,690)
Total assets                              33,765      247,561       24,159     244,590     187,467         737,542

                                                             NINE MONTHS ENDED SEPTEMBER 30, 2000
                                      ----------------------------------------------------------------------------
                                      INTEGRATED     NETWORK      SYSTEMS      DARK
                                       SERVICES     SERVICES     SERVICES      FIBER     CORPORATE    CONSOLIDATED
                                      ----------    ---------    ---------   ---------   ---------    ------------
Revenues from external
   customers                          $   15,338    $  42,401    $  23,436   $  42,424   $      --    $    123,599
Depreciation and amortization                626        1,721        2,286       1,547          --           6,180
Capitalized interest                          --        3,853           --          --          --           3,853
Operating income (loss)                   (5,188)     (12,258)       1,234      29,775      (8,409)          5,154
Total assets                              13,960       42,223       28,818     115,639     294,204         494,844

     All revenue was derived from unaffiliated customers.

(8)  CONTINGENCIES

     On July 26, 2000, a shareholder class action complaint was filed in the United States District Court for the Northern District of Texas on behalf of all purchasers of the Company's common stock during the period between April 28, 2000, and July 6, 2000, (Hector Alfaro, On Behalf of Himself and All Others Similarly Situated vs. CapRock Communications Corp., et al. (Civil Action No. 3-00CV1613R). Additional suits have been filed subsequently: Angela Amos v. CapRock Communications Corporation, Leo J. Cyr, Jere W. Thompson, Jr. and Kevin
W. McAleer, C.A. No. 3-00CV1730-P, in the United States District Court Northern District of Texas, Dallas Division; Teresa A. Cicala v. CapRock Communications Corporation, Leo J. Cyr, Jere W. Thompson, Jr. and Kevin W. McAleer, C.A. No. 3-00CV1727-G, in the United States District Court Northern District of Texas, Dallas Division) and Todd Katz v. CapRock Communications Corp., Leo J. Cyr, Jere
W. Thompson Jr. and Kevin W. McAleer, C.A. No. 3-00CV-1767-L, in the United States District Court Northern District of Texas, Dallas Division and Joseph Chen v. CapRock Communications Corp., Leo J. Cyr and Jere W. Thompson, Jr.; C.A. No. 3-00CV1772-D, in the United States District Court for the Northern District of Texas, Dallas Division, and Larry J. Bland v. CapRock Communications Corp., Leo J. Cyr, Jere W. Thompson, Jr. and Kevin W. McAleer, C.A. No. 3-00CV1920-R, in the United States District Court for the Northern District

                  CAPROCK COMMUNICATIONS CORP. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


of Texas, Dallas Division. CapRock expects these actions will be consolidated upon the selection of a lead plaintiff. On October 6, 2000, a derivative suit Westcott Rochette v. Jere W. Thompson, Jr., Leo J. Cyr, Timothy W. Rogers, Mark Langdale, Christopher J. Amenson, and John R. Harris and CapRock Communications Corporation, Civil Action No. 3-00CV2217-P, in the United States District Court Northern District of Texas, Dallas Division, was filed. The named defendants in these suits include the Company and certain officers and directors of the Company. The complaints allege violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making untrue statements of material fact and omitting to state material facts necessary to make the statements made, in light of the circumstances under which they were made, not misleading. The plaintiffs seek monetary damages plus interest. The Company intends to vigorously defend these lawsuits and all other similar suits subsequently filed.

     On October 6, 2000, a class action complaint was filed in the County Court at Law of Dallas County, Texas on behalf of CapRock's stockholders - Richard Betsinger, on behalf of himself and all others similarly situated v. CapRock Communications Corp., Leo J. Cyr, Jere W. Thompson, Jr., Timothy W. Rogers, Mark Langdale, Christopher J. Amenson and John R. Harris, C.A. No. CC-00-11629-D, in the County Court at Law No. 4 of Dallas County, Texas. This complaint names as defendants CapRock and each member of its board of directors and principally alleges that the directors violated fiduciary duties owed to CapRock's stockholders in connection with entering into the Merger Agreement. The plaintiffs in the lawsuit seek both unspecified monetary damages and an injunction to prevent completion of the Merger. CapRock intends to vigorously defend the lawsuit and all other similar suits subsequently filed.

(9)  OTHER COMPREHENSIVE INCOME (LOSS)

     The following table sets forth the computation of comprehensive income
(loss) (in thousands):

                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                  SEPTEMBER 30,            SEPTEMBER 30,
                                            -----------------------   -----------------------
                                               2000         1999         2000         1999
                                            ----------   ----------   ----------   ----------
Comprehensive income (loss):
   Net income (loss)                        $  (16,606)  $       49   $  (32,243)  $   (3,558)
   Currency translation adjustment                  (1)          (2)         (15)         (16)
                                            ----------   ----------   ----------   ----------

   Total comprehensive income (loss)        $  (16,607)  $       47   $  (32,258)  $   (3,574)
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

     o the completion of the Merger and the Exchange Offer,

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

OVERVIEW

     We are a facilities-based integrated communications service provider primarily to small and medium-sized business and communications carrier customers in the Southwestern United States. We offer business customers an integrated bundle of communications products and services including local exchange, domestic and international long distance, enhanced voice, data, Internet, DSL and dedicated private line services.

     Additionally, we offer our communications intensive business and carrier customers dark fiber, high bandwidth dedicated fiber infrastructure, terminating access for domestic and international long distance and ATM, frame relay and IP data transport services.

     Our communications services are provided through resale and over our fiber, voice and data networks. At September 30, 2000, the network covered approximately 5,400 route miles (including 22 metro fiber loops in key markets). We have entered into joint fiber construction agreements with AT&T, Enron Broadband Services, Inc., Pathnet, Inc. and 360networks, Inc. The joint construction arrangements provide several benefits, including reduction of construction costs, accelerated construction, and the freeing up of resources to focus attention on the construction of additional portions of our network. To further recover the cost of building our fiber network, we have sold excess dark fiber.

     We had 70 central office collocations at September 30, 2000. CapRock is implementing its DSL footprint through its recent agreement with a third party supplier of DSL services. These collocations enable us to provide local and other services over our own network infrastructure, thereby lowering our cost of providing these services. Additionally, as of September 30, 2000, we had 12 voice and 17 data switches installed and on our network.

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

     The table below provides key operational data relating to our business:

                                                    SEPTEMBER 30,
                                                 -------------------
                                                   2000       1999
                                                 --------   --------
     Fiber route miles substantially complete       5,462      2,000
     Fiber route miles under construction             469      3,339
     Total employees                                1,068        605
     Voice switches                                    12          8
     IP/ATM and frame switches                         17          8
     Collocations completed                            70          6
     Lines sold                                   127,800     38,172
     Lines installed                               95,365     27,988

     Integrated Services. Integrated services revenue includes sales of communications services primarily to small and medium-sized business customers. These services include local, long distance, data, Internet, DSL and dedicated private line services. We now have sales offices in Dallas, Fort Worth, Houston, San Antonio, Austin, Corpus Christi, Tyler, Victoria, and McAllen, Texas, Oklahoma City and Tulsa, Oklahoma, Lafayette and New Orleans, Louisiana, Little Rock, Arkansas, and Phoenix, Arizona. We record revenues and the related cost of services at the time of customer usage. Commissions paid to sales representatives or independent sales agents to acquire customers are expensed in the period when associated revenues are recognized.

     We have sold 127,800 local access lines as of September 30, 2000, of which 95,365 were installed lines. The remaining 32,435 local access lines were in various stages of customer provisioning. We continue to introduce initiatives to reduce the provisioning cycle time and our backlog of lines. These initiatives include electronic bonding with the ILECs, which allows our systems to communicate with those of the ILEC on an automated basis.

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

     Our data services include frame relay, ATM, virtual private networks, dedicated access, Internet dial-up and access, virtual access POPs and IP data transport services. These services are being offered over our 17 Cisco Systems Inc. IP/ATM switches as they become operational. We recently entered into an agreement with a third party supplier of DSL service, to resell DSL services. CapRock will utilize such supplier's facilities in certain major markets.

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

     The following table represents the various sources of revenues (in thousands):

                              THREE MONTHS ENDED     NINE MONTHS ENDED
                                 SEPTEMBER 30,         SEPTEMBER 30,
                              -------------------   -------------------
                                2000       1999       2000       1999
                              --------   --------   --------   --------
Revenues:
   Integrated services        $ 14,679   $  6,190   $ 36,122   $ 15,338
   Network services             19,490     14,717     56,102     42,401
   Systems services              7,138      7,750     18,941     23,436
   Dark fiber sales             31,676     20,346     75,753     42,424
                              --------   --------   --------   --------
      Total revenues          $ 72,983   $ 49,003   $186,918   $123,599
                              ========   ========   ========   ========

     The following table sets forth for the periods indicated CapRock's statement of operations as a percentage of its operating revenues:

                                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                                      SEPTEMBER 30,             SEPTEMBER 30,
                                                  ---------------------     ---------------------
                                                    2000         1999         2000         1999
                                                  --------     --------     --------     --------
Revenues                                               100%         100%         100%         100%
Cost of revenues                                        77%          59%          72%          60%
                                                  --------     --------     --------     --------
         Gross profit                                   23%          41%          28%          40%
Operating expenses:
   Selling, general and administrative                  37%          27%          38%          31%
   Depreciation and amortization                         8%           6%           8%           5%
                                                  --------     --------     --------     --------
         Total operating expenses                       45%          33%          46%          36%
                                                  --------     --------     --------     --------
Operating income (loss)                                (22)%          8%         (18)%          4%
Interest expense                                        (3)%        (19)%         (7)%        (15)%
Interest income                                          2%           7%           3%           5%
Other income (expense)                                   0%           4%           0%           1%
                                                  --------     --------     --------     --------
         Income (loss) before income taxes             (23)%          0%         (22)%         (5)%
Income tax expense (benefit)                             0%           0%          (5)%         (2)%
                                                  --------     --------     --------     --------
         Net income (loss)                             (23)%          0%         (17)%         (3)%
                                                  ========     ========     ========     ========


THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

     Revenues. Total revenues increased $24.0 million, or 49%, to $73.0 million during the three months ended September 30, 2000, from $49.0 million during the three months ended September 30, 1999. This increase was attributable to increases of 137% in integrated services revenue, 32% in network services revenue, and 56% in dark fiber sales and was offset by a decrease of 8% in systems services revenue.

     Integrated services revenue increased $8.5 million to $14.7 million during the three months ended September 30, 2000, from $6.2 million during the three months ended September 30, 1999. The 137% increase was attributable to growth in the number of business customers both from increased penetration in our existing markets and from the deployment of our network into new markets. Access lines sold increased to 127,800 at September 30, 2000, from 38,172 at September 30, 1999. Installed access lines increased to 95,365 at September 30, 2000, from 27,988 at September 30, 1999. Our direct sales force increased to 271 at September 30, 2000, from 184 at September 30, 1999. We believe that the negative publicity about our ability to access capital and questions about our future hurt our sales force retention, our ability to hire new sales people, and our sales closure rates.

     Network services revenue increased $4.8 million to $19.5 million during the three months ended September 30, 2000, from $14.7 million during the three months ended September 30, 1999. This increase was due to increased long distance minutes of use which was partially offset by a decrease in revenue per minute. The decrease in the revenue per minute is attributable to decreases in both domestic and international rates. We anticipate that long distance competitive pressures will continue to drive down prices, but the Company believes that the price decline will be partially offset by increased volumes. We derived approximately $11.4 million and $8.2 million or 58% and 56% of our network services revenue from traffic terminated to foreign countries during the three months ended September 30, 2000 and 1999, respectively. Revenue per minute in the United States and a majority of foreign countries, particularly Mexico, continues to decrease as a result of deregulation and increased competition.

     Systems services revenue decreased $612,000 to $7.1 million during the three months ended September 30, 2000, from $7.8 million during the three months ended September 30, 1999. This decrease was primarily attributable to our decision to no longer pursue projects involving the engineering and installation of telecommunications systems outside of the Gulf of Mexico region. We continue to provide these services to our oil and gas industry customer base.

     Dark fiber sales increased $11.3 million to $31.7 million during the three months ended September 30, 2000, from $20.3 million during the three months ended September 30, 1999. We anticipate revenue relating to IRUs to continue at comparable levels through 2000 and decline in subsequent years.

     Cost of Revenues. Cost of revenues increased $27.1 million, or 94%, to $55.9 million during the three months ended September 30, 2000, from $28.8 million during the three months ended September 30, 1999. The increase in cost of revenues was primarily attributable to the continued growth in revenue. Gross margins were 23% for the three month period ended September 30, 2000, and 41% for the three month period ended September 30, 1999. This decrease was a result of gross margins on minutes of use associated with our carrier customers have decreased from the three months ended September 30, 1999 to the three months ended September 30, 2000, as a result of competitive pressures. This decrease was partially offset by a higher volume of IRU sales during the three months ended September 30, 2000, compared to the three months ended September 30, 1999, which carry a higher gross margin. Gross margins on IRU sales were 55% for the three month period ended September 30, 2000, and 75% for the three month period ended September 30, 1999. The decrease in gross margin on dark fiber sales was attributable to a higher cost basis in the specific fibers sold during the three months ended September 30, 2000. Certain fibers sold during the three months ended September 30, 2000, were purchased from a third party and have a higher cost basis than the fiber constructed by the Company.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") include salaries, benefits, occupancy costs, commissions, sales and marketing expenses and administrative expenses. SG&A increased $13.5 million, or 100%, to $27.1 million during the three months ended September 30, 2000, from $13.6 million during the three months ended September 30, 1999. The increase resulted primarily from the continued investment in back office systems, additional personnel required to support our growth, added senior management depth and a larger sales force. We expect that selling, general and administrative expenses will begin to decline as a percent of sales due to the growing economies of scale and productivity improvements in our back office. We also posted non-recurring charges related to joint build construction penalties and additional allowances for bad debts during the three months ended September 30, 2000.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased $3.1 million, or 109%, to $5.9 million during the three months ended September 30, 2000, from $2.8 million during the three months ended September 30, 1999. This increase resulted primarily from additional fiber segments placed in service and purchases of additional equipment and other fixed assets to accommodate our growth.

     Interest Expense. Interest expense decreased $6.9 million to $2.2 million during the three months ended September 30, 2000, from $9.1 million during the three months ended September 30, 1999. The decrease resulted from an increase in the amount of capitalized interest resulting from the build out of our fiber network.

     Interest Income. Interest income decreased $2.1 million to $1.5 million during the three months ended September 30, 2000, from $3.6 million during the three months ended September 30, 1999. The reduction was attributable to the decrease in marketable securities primarily as a result of our ongoing investment in network assets.

     Income Tax Expense (Benefit). During the three months ended September 30, 2000, we have recorded a partial valuation allowance against our carryforward tax benefits to the extent that we believe that it is more likely than not all of such benefits will not be realized in the near term. Our assessment of this valuation allowance was made using all available evidence, both positive and negative. In particular we consider both our historical results and our projections of profitability for only reasonably foreseeable future periods. Our realization of the recorded net deferred tax assets is dependent on future taxable income and therefore, no assurance can be provided that such benefits will be realized.

     Net Income (Loss). Net income decreased $16.7 million to a net loss of $16.6 million during the three months ended September 30, 2000, from a net income of $49,000 during the three months ended September 30, 1999 as a result of the factors discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     Revenues. Total revenues increased $63.3 million, or 51%, to $186.9 million during the nine months ended September 30, 2000, from $123.6 million during the nine months ended September 30, 1999. This increase was attributable to increases of 136% in integrated services revenue, 32% in network services revenue, and 79% in dark fiber sales and was offset by a decrease of 19% in systems services revenue.

     Integrated services revenue increased $20.8 million to $36.1 million during the nine months ended September 30, 2000, from $15.3 million during the nine months ended September 30, 1999. The 136% increase was attributable to growth in the number of business customers both from increased penetration in our existing markets and from the deployment of our network into new markets. Access lines sold increased to 127,800 at the end of September 30, 2000, from 38,172 at September 30, 1999. Installed access lines increased to 95,365 at September 30, 2000, from 27,988 at September 30, 1999. Our direct sales force increased to 271 at September 30, 2000, from 184 at September 30, 1999. We now have sales offices in Dallas, Fort Worth, Houston, San Antonio, Austin, Corpus Christi, Tyler, Victoria, and McAllen, Texas, Oklahoma City and Tulsa, Oklahoma, Lafayette and New Orleans, Louisiana, Little Rock, Arkansas and Phoenix, Arizona. We believe that the negative publicity about our ability to access capital and questions about our future hurt our sales force retention, our ability to hire new sales people, and our sales closure rates.

     Network services revenue increased $13.7 million to $56.1 million during the nine months ended September 30, 2000, from $42.4 million during the nine months ended September 30, 1999. This increase was due to increased long distance minutes of use which was partially offset by a decrease in revenue per minute. The decrease in the revenue per minute is attributable to decreases in both domestic and international rates. We anticipate that long distance competitive pressures will continue to drive down prices, but the Company believes that the price decline will be partially offset by increased volumes. We derived approximately $32.1 million and $20.3 million or 57% and 48% of our network services revenue from traffic terminated to foreign countries during the nine months ended September 30, 2000 and 1999, respectively. Revenue per minute for the United States and a majority of foreign countries, particularly Mexico, continues to decrease as a result of deregulation and increased competition.

     Systems services revenue decreased $4.5 million to $18.9 million during the nine months ended September 30, 2000, from $23.4 million during the nine months ended September 30, 1999. This decrease was primarily attributable to our decision to no longer pursue projects involving the engineering and integration of telecommunications systems outside of the Gulf of Mexico region. We will continue to provide these services to our oil and gas industry customer base. However, we expect other operating segments to grow more rapidly.

     Dark fiber sales increased $33.3 million to $75.8 million during the nine months ended September 30, 2000, from $42.4 million during the nine months ended September 30, 1999. We anticipate revenue relating to IRUs to continue at comparable levels through 2000 and decline in subsequent years.

     Cost of Revenues. Cost of revenues increased $61.4 million, or 83%, to $135.1 million during the nine months ended September 30, 2000, from $73.7 million during the nine months ended September 30, 1999. The increase in cost of revenues was primarily attributable to the continued growth in revenue. Gross margins were 28% for the nine month period ended September 30, 2000, and 40% for the nine month period ended September 30, 1999. Gross margins on minutes of use associated with our carrier customers have decreased from the nine months ended September 30, 1999 to the nine months ended September 30, 2000, as a result of competitive pressures. This decrease was partially offset by a higher volume of IRU sales during the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999, which carry a higher gross margin. Gross margins on IRU sales were 64% for the nine month period ended September 30, 2000, and 77% for the nine month period ended September 30, 1999. The decrease in gross margin on dark fiber sales was attributable to a higher cost basis in the specific fibers sold during the nine months ended September 30, 2000. Certain fibers sold during the nine months ended September 30, 2000, were purchased from a third party and have a higher cost basis than the fiber constructed by the Company.

     Selling, General and Administrative Expenses. SG&A includes salaries, benefits, occupancy costs, commissions, sales and marketing expenses and administrative expenses. SG&A increased $31.9 million, or 83%, to $70.5 million during the nine months ended September 30, 2000, from $38.6 million during the nine months ended September 30, 1999. The increase resulted primarily from the continued investment in back office systems, additional personnel required to support our growth, added senior management depth and a larger sales force. We also posted non-recurring charges related to joint build construction penalties and additional allowances for bad debts during the nine months ended September 30, 2000.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased $8.8 million, or 143%, to $15.0 million during the nine months ended September 30, 2000, from $6.2 million during the nine months ended September 30, 1999. This increase resulted primarily from additional fiber segments placed in service and purchases of additional equipment and other fixed assets to accommodate our growth.

     Interest Expense. Interest expense decreased $6.4 million to $12.8 million during the nine months ended September 30, 2000, from $19.2 million during the nine months ended September 30, 1999. The decrease resulted from an increase in the amount of capitalized interest resulting from the build out of our fiber network.

     Interest Income. Interest income decreased $1.5 million to $5.1 million during the nine months ended September 30, 2000, from $6.6 million during the nine months ended September 30, 1999. The reduction was attributable to the decrease in marketable securities primarily as a result of our ongoing investment in network assets.

     Income Tax Expense (Benefit). During the nine months ended September 30, 2000, we have recorded a partial valuation allowance against our carryforward tax benefits to the extent that we believe that it is more likely than not all of such benefits will not be realized in the near term. Our assessment of this valuation allowance was made using all available evidence, both positive and negative. In particular we consider both our historical results and our projections of profitability for only reasonably foreseeable future periods. Our realization of the recorded net deferred tax assets is dependent on future taxable income and therefore, no assurance can be provided that such benefits will be realized.

     Net Loss. Net loss increased $28.7 million to a net loss of $32.2 million during the nine months ended September 30, 2000, from a net loss of $3.6 million during the nine months ended September 30, 1999 as a result of the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

     We had cash, cash equivalents and marketable securities of $50.3 million at September 30, 2000, as compared with $188.3 million at December 31, 1999. The decrease was attributable to the utilization of cash, cash equivalents and marketable securities for the build out of our fiber, voice and data networks, our back office information technology systems and an increase in corporate overhead to support our growth.

     CapRock's cash flow provided by operating activities for the nine months ended September 30, 2000, was $78.4 million as compared to $19.1 million used in operating activities during the nine months ended September 30, 1999. The change was primarily attributable to a decrease in accounts receivable and unbilled services, and the timing of certain capital expenditure payments to vendors relating to our fiber optic network build out. IRU transactions for network segments under construction typically have longer payment terms than other accounts receivable activity due to contractual milestones that must be met before payments are made.

     Cash used in investing activities during the nine months ended September 30, 2000, and September 30, 1999 was $180.4 million and $258.8 million, respectively. Capital resources used for the purchase of property, plant and equipment increased $239.0 million to $343.0 million during the nine months ended September 30, 2000, from $104.0 million during the nine months ended September 30, 1999. This increase primarily related to the purchase of telecommunications equipment and costs incurred with the build out of our fiber optic network. The Company received proceeds from the sale of marketable securities of $231.8 million during the nine months ended September 30, 2000, offset by using $96.4 million to acquire marketable securities during the nine month period. During the nine months ended September 30, 1999, we used $283.6 million to acquire marketable securities offset by the sale of marketable securities of $134.8 million during the period.

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

     The indentures governing our 1999 Senior Notes contain certain restrictive operating and financial covenants, including restrictive covenants relating to borrowing additional money, paying dividends or making other distributions to our shareholders, limiting the ability of subsidiaries to make payments to us, making certain investments, creating certain liens on our assets, selling certain assets and using the proceeds from those sales for certain purposes, entering into transactions with affiliates and engaging in certain mergers or consolidations. The 1999 Senior Notes are senior unsecured obligations and as such rank pari passu in right of payment with our existing Senior Notes and with all of our future unsecured and unsubordinated indebtedness. All of the covenants are subject to a number of important qualifications and exceptions. These covenants may adversely affect our ability to finance our future operations or capital needs or to engage in other business activities that may be in our best interests. Upon completion of the Merger, the restrictive covenants will no longer be applicable as provided in the supplemental indentures executed in November 2000.

     On March 21, 2000, the Company filed a shelf registration statement with the SEC to sell up to $900 million in debt securities, preferred stock and common stock, which was declared effective on April 11, 2000. On June 15, 2000, the Company filed a prospectus supplement with the SEC under this registration statement to sell 4,500,000 shares of common stock. On June 21, 2000, the Company completed a public offering of common stock, issuing 4,500,000 shares at $19.50 per share and the underwriters exercised an over allotment option and purchased an additional 675,000 shares. The proceeds, net of commissions and expenses, from this offering resulted in net proceeds of $95.1 million.

     The remaining proceeds from our 1999 Senior Notes and common stock have been, and will be, used to fund capital expenditures for the construction of our fiber network, switching equipment and other capital expenditures and to expand our sales offices, and for general working capital purposes. Unutilized funds have been invested in short-term, high-grade investment securities classified as available for sale.

     On October 2, 2000, CapRock, McLeodUSA, and Cactus entered into the Merger Agreement which provides for the Merger of Cactus with and into CapRock.

     As a result of the Merger, each share of CapRock common stock will be converted into the right to receive 0.3876 of a share of McLeodUSA Class A Common Stock. Outstanding stock options to purchase shares of CapRock common stock will generally all vest and be converted to options to purchase shares of McLeodUSA Class A Common Stock at the same exchange ratio. The Merger is intended to be tax-free to the shareholders of CapRock. Holders of CapRock's common stock will vote on a proposal to approve the Merger Agreement at a meeting to be held on December 5, 2000. Shareholders of Caprock holding approximately 52% of the aggregate voting power of CapRock Common Stock have agreed to vote their shares in favor of the approval of the Merger Agreement.

     Contemporaneously with the Merger Agreement, CapRock Fiber Ltd. and CapRock Telecommunications, as borrowers, and CapRock, as guarantor, and The Chase Manhattan Bank, as lender and administrative agent, entered into a credit agreement as of October 2, 2000, for a revolving credit facility of up to $100 million. Up to $50 million of such facility is available from October 2, 2000, to December 31, 2000, and up to $100 million is available from January 1, 2001 to the maturity date of the credit facility of May 30, 2001. The obligations under the credit facility are secured by a guarantee by CapRock and its domestic non-borrower subsidiaries, a pledge of stock held by CapRock and its domestic subsidiaries, and a security interest in substantially all of the assets of CapRock and its domestic subsidiaries. The credit agreement also contains restrictive covenants, which limit the ability of CapRock to take or omit to take certain actions and conditions to borrowing which must be met to obtain funds under the credit agreement.

     We expect to require significant financing for future capital expenditure and working capital requirements. Capital will be required to, among other things, (1) fund the construction and operation of our fiber network, including the portion to be constructed through joint build arrangements, (2) fund the purchase and installation of voice and data switches, (3) fund the installation of equipment associated with DSL services and the build out of collocation facilities, (4) fund the further development of our operations support systems and information technology equipment, and (5) open additional sales offices and add sales support and customer service personnel in markets throughout Texas, Louisiana, Oklahoma, Arkansas, New Mexico and Arizona. CapRock is exploring the possibility of modifying its participation in joint build projects. Any such modification may cause the other partners to the joint build agreements to assert claims against us.

     As a result of market conditions and the Company's performance, our ability to raise additional capital has been severely limited. We currently estimate that our aggregate capital expenditures, excluding capitalized interest and general and administrative expenses, will total approximately $60 million for the remainder of 2000 and approximately $150 million for 2001. We believe our cash, cash equivalents, marketable securities and cash flow from operations, together with the revolving credit facility of up to $100 million entered into as of October 2, 2000, with Chase Manhattan Bank, should be sufficient to fund our capital requirements through May 2001, when the credit facility matures. However, our ability to draw down on the facility is dependent on a number of conditions, including meeting certain financial covenants, and no assurances can be given that we will be able to access such funds.

     In addition, the announcement of the Merger with McLeodUSA may have affected our overall ability to raise capital. Our agreement with McLeodUSA, among other restrictions, has limitations on the amount of capital expenditures that we can make without McLeodUSA's approval, as well as limits on our ability to issue equity or borrow funds. If we raise additional funds through the issuance of equity, equity-related or debt securities, such securities may have rights, preferences or privileges senior to those of the rights of our common stock and our shareholders may experience additional dilution. We cannot be certain that additional financing will be available to us on acceptable terms when required, or at all.

     If the Merger with McLeodUSA is not completed for any reason, we may be subject to a number of material risks, including the following:

     o The price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the Merger will be completed,

     o Costs incurred by us related to the Merger, such as legal and accounting fees as well as a portion of the financial advisor fees, must be paid even if the Merger is not completed,

     o Certain benefits that we expect to realize from the Merger, such as the enhanced financial and competitive position of the combined company, would not be realized,

     o The diversion of the attention of management from our day-to-day business, the scaling back of capital spending and the unavoidable disruption to our employees and our relationships with customers and suppliers, may make it difficult for us to regain our company's momentum if the Merger does not occur, and

     o We may not be able to meet the financial covenants necessary to borrow under the revolving credit facility.

     In addition, if we are unable to borrow under the credit facility, because the conditions to borrowing are not met or otherwise, and we have not completed the Merger, we will not have the cash available to fund our operations and believe it will be very difficult to obtain such capital in the public or private marketplace. We would pursue all available alternatives at that time, however, no assurance can be given that any alternative would be available which would result in the preservation of shareholder or bondholder value.

CONTINGENCIES

     On July 26, 2000, a shareholder class action complaint was filed in the United States District Court for the Northern District of Texas on behalf of all purchasers of the Company's common stock during the period between April 28, 2000, and July 6, 2000 (Hector Alfaro, On Behalf of Himself and All Others Similarly Situated vs. CapRock Communications Corp., et al. (Civil Action No. 3-00CV1613R). Additional suits have been filed subsequently: Angela Amos v. CapRock Communications Corporation, Leo J. Cyr, Jere W. Thompson, Jr. and Kevin
W. McAleer, C.A. No. 3-00CV1730-P, in the United States District Court Northern District of Texas, Dallas Division; Teresa A. Cicala v. CapRock Communications Corporation, Leo J. Cyr, Jere W. Thompson, Jr. and Kevin W. McAleer, C.A. No. 3-00CV1727-G, in the United States District Court Northern District of Texas, Dallas Division) and Todd Katz v. CapRock Communications Corp., Leo J. Cyr, Jere
W. Thompson Jr. and Kevin W. McAleer, C.A. No. 3-00CV-1767-L, in the United States District Court Northern District of Texas, Dallas Division and Joseph Chen v. CapRock Communications Corp., Leo J. Cyr and Jere W. Thompson, Jr.; C.A. No. 3-00CV1772-D, in the United States District Court for the Northern District of Texas, Dallas Division, and Larry J. Bland v. CapRock Communications Corp., Leo J. Cyr, Jere W. Thompson, Jr. and Kevin W. McAleer, C.A. No. 3-00CV1920-R, in the United States District Court for the Northern District of Texas, Dallas Division. CapRock expects these actions will be consolidated upon the selection of a lead plaintiff. On October 6, 2000, a derivative suit Westcott Rochette v. Jere W. Thompson, Jr., Leo J. Cyr, Timothy W. Rogers, Mark Langdale, Christopher
J. Amenson, and John R. Harris and CapRock Communications Corporation, Civil Action No. 3-00CV2217-P, in the United States District Court Northern District of Texas, Dallas Division, was filed. The named defendants in these suits include the Company and certain officers and directors of the Company. The complaints allege violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making untrue statements of material fact and omitting to state material facts necessary to make the statements made, in light of the circumstances under which they were made, not misleading. The plaintiffs seek monetary damages plus interest. The Company intends to vigorously defend these lawsuits and all other similar suits subsequently filed.

     On October 6, 2000, a class action complaint was filed in the County Court at Law of Dallas County, Texas on behalf of CapRock's stockholders - Richard Betsinger, on behalf of himself and all others similarly situated v. CapRock Communications Corp., Leo J. Cyr, Jere W. Thompson, Jr., Timothy W. Rogers, Mark Langdale, Christopher J. Amenson and John R. Harris, C.A. No. CC-00-11629-D, in the County Court at Law No. 4 of Dallas County, Texas. This complaint names as defendants CapRock and each member of its board of directors and principally alleges that the directors violated fiduciary duties owed to CapRock's stockholders in connection with entering into the Merger Agreement. The plaintiffs in the lawsuit seek both unspecified monetary damages and an injunction to prevent completion of the Merger. CapRock intends to vigorously defend the lawsuit and all other similar suits subsequently filed.

     In addition, we are from time to time party to ordinary litigation incidental to our business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     CapRock is exposed to market risk from changes in marketable securities (which consist of money market and commercial paper). At September 30, 2000, marketable securities of CapRock were recorded at a fair value of approximately $47.2 million, with an overall weighted average return of approximately 5% and an overall weighted average life of less than 1 year. The marketable securities held by CapRock have exposure to price risk, which is estimated as the potential loss in fair value due to a hypothetical change of 50 basis points (10% of CapRock's overall average return on marketable securities) in quoted market prices. This hypothetical change would have an immaterial effect on the recorded value of the marketable securities.

     CapRock is not exposed to material future earnings or cash flow fluctuations from changes in interest rates on long-term debt since 100% of its long-term debt is at a fixed rate as of September 30, 2000. The fair value of CapRock's long-term debt at September 30, 2000, was estimated to be $219.0 million based on the overall rate of the long-term debt of 11.71% and an overall maturity of 8.3 years compared to terms and rates currently available in long-term financing markets. Market risk is estimated as the potential decrease in fair value of CapRock's long-term debt resulting from a hypothetical increase of 117 basis points in interest rates (ten percent of CapRock's overall borrowing rate). Such an increase in interest rates would result in approximately a $7.2 million decrease in fair value of CapRock's long-term debt. To date, CapRock has not entered into any derivative financial instruments to manage interest rate risk and is currently not evaluating the future use of any such financial instruments.

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

   +10.1 Employment Agreement dated as of August 14, 2000, between James E. Skinner and CapRock Communications Corp., a Texas corporation.

   +27.1   Financial Data Schedule.

----------
+ Filed herewith.

(b)  Reports on Form 8-K

     Current Report on Form 8-K dated July 6, 2000, announcing second quarter estimates and loss of an anticipated contract.

     Current Report on Form 8-K dated July 15, 2000, regarding the filing of a shareholder class action lawsuit against the Company and certain officers and directors of the Company.

     Current Report on Form 8-K dated August 15, 2000, containing press release announcing a new Chief Financial Officer of the Company.

                          CAPROCK COMMUNICATIONS CORP.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           CAPROCK COMMUNICATIONS CORP.

                                           By:   /s/ JAMES E. SKINNER.
                                              --------------------------------
                                                      James E. Skinner
                                             Senior Vice President, and Chief
                                                      Financial Officer
                                          (Chief Financial Officer and Principal
                                                      Financial Officer)


Date: November 13, 2000

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

+10.1      Employment Agreement dated as of August 14, 2000, between James E.
           Skinner and CapRock Communications Corp., a Texas corporation.

+27.1      Financial Data Schedule.

----------

+ Filed herewith.